Form 10-Q
period 2003-09-30
NELNET EDUCATION LOAN FUNDING INC
filed 2003-11-13
CIK 1228874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------

  Commission file number                      333-104736
                            ----------------------------------------------------

                       Nelnet Education Loan Funding, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

          Nebraska                                               47-0809600
------------------------------                               ------------------
State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization                             Identification No.)

            121 South 13th Street, Suite 201, Lincoln, Nebraska 68508
           ----------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

                                 (402) 458-2370
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----        ------

Indicate by check mark whether the registrant is  accelerated  filer (as defined
in Rule 12b-2 of the Exchange Act)  Yes          No    X
                                        -----        ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the
               issuer's classes of common stock, as of the latest
                                practicable date.

               Class of Stock                           Amount Outstanding
               --------------                           ------------------
  Common Stock, $100 par value, authorized          11 Shares of Common Stock
                1,000 shares                         as of November 14, 2003

                       NELNET EDUCATION LOAN FUNDING, INC.

                                      INDEX

                                                                        Page No.

PART I. - FINANCIAL INFORMATION

    Item 1. Financial Statements

                  Balance Sheets as of September 30, 2003 and
                    December 31, 2002..........................................3
                  Statements of Income for the three months and
                    nine months ended September 30, 2003 and 2002..............4
                  Statement of Stockholder's Equity for the nine months
                    ended September 30, 2003...................................5
                  Statements of Cash Flows for the nine months ended
                    September 30, 2003 and 2002................................6
                  Note to Financial Statements.................................7


    Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk .......12

    Item 4. Controls and Procedures ..........................................13

PART II. - OTHER INFORMATION

    Item 1.Legal Proceedings..................................................13
    Item 2.Changes in Securities and Use of Proceeds..........................13
    Item 3.Defaults upon Senior Securities....................................13
    Item 4.Submission of Matters to a Vote of Security Holders................13
    Item 5.Other Information..................................................13
    Item 6.Exhibits and Reports on Form 8-K...................................13

NELNET EDUCATION LOAN FUNDING, INC.
BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------

                              ASSETS
                                                                      September 30,        December 31,
                                                                          2003                 2002
                                                                       (unaudited)
                                                                     ----------------     ---------------
Cash and cash equivalents                                              $    1,015,865      $      203,816
Student loans receivable including net premiums, net of allowance
for loan losses of $2,303,470 in 2003 and $962,478 in 2002              2,548,588,939         907,022,937

Accrued interest receivable                                                27,907,257          18,250,691

Restricted cash - held by trustee                                          60,668,673          54,187,167

Restricted investments - held by trustee                                   95,148,792          98,240,655

Other assets                                                                4,851,960             860,569
                                                                       --------------      --------------

               Total assets                                            $2,738,181,486      $1,078,765,835
                                                                       ==============      ==============

               LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Bonds and notes payable                                        $2,708,220,348      $1,049,279,397

        Accrued interest payable                                            5,344,010           2,407,292

        Other liabilities                                                  14,589,460           8,517,637

        Due to affiliates                                                   1,185,663           3,688,649
                                                                       --------------      --------------

               Total liabilities                                        2,729,339,481       1,063,892,975
                                                                       --------------      --------------
Stockholder's equity:

        Common stock, $100 par value.  Authorized 1,000 shares;
        issued and outstanding 11 shares                                        1,100               1,100
        Additional paid-in capital                                            718,682           1,476,915
        Retained earnings                                                   8,122,223          13,394,845
                                                                       --------------      --------------

               Total stockholder's equity                                   8,842,005          14,872,860
                                                                       --------------      --------------

               Total liabilities and stockholder's equity              $2,738,181,486      $1,078,765,835
                                                                       ==============      ==============
See accompanying note to financial statements.

NELNET EDUCATION LOAN FUNDING, INC.
STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
----------------------------------------------------------------------------------------------------------
                                                   Three Months Ended              Nine Months Ended

                                                     2003          2002             2003          2002
                                                     ----          ----             ----          ----
Interest income:
        Loan income                              $21,233,303    $11,927,530     $48,179,439    $40,281,755

        Investment income                            959,133        812,294       2,600,730      2,703,661
                                                 -----------    -----------     -----------    -----------

               Total interest income              22,192,436     12,739,824      50,780,169     42,985,416

Interest expense on bonds and notes payable        9,064,577      5,950,037      21,931,020     18,768,515
                                                 -----------    -----------     -----------    -----------

               Net interest income                13,127,859      6,789,787      28,849,149     24,216,901

Less provision for loan losses                       800,000          -             950,000         27,700
                                                 -----------    -----------     -----------    -----------
       Net interest income after
       provision for loan losses                  12,327,859      6,789,787      27,899,149     24,189,201
                                                  ----------    -----------      ----------     ----------
Operating expenses:

        Loan servicing fees to related party       4,354,304      2,136,942      10,822,192      6,237,630

        Loan servicing fees                           99,520         77,744         305,242        246,993

        Trustee and other debt-related fees        1,696,162        859,749       3,848,754      2,651,571

        Other general and administrative           1,617,802      1,315,156       4,467,134      4,260,047
                                                 -----------    -----------     -----------    -----------

               Total expenses                      7,767,788      4,389,591      19,443,322     13,396,241
                                                 -----------    -----------     -----------    -----------

        Income before income tax expense           4,560,071      2,400,196       8,455,827     10,792,960

Income tax expense                                 1,675,530        864,071       3,078,002      3,885,465
                                                 -----------    -----------     -----------    -----------

               Net income                        $ 2,884,541    $ 1,536,125     $ 5,377,825    $ 6,907,495
                                                 ===========    ===========     ===========    ===========

See accompanying note to financial statements.

NELNET EDUCATION LOAN FUNDING, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                      Additional                         Total
                                           Common       Paid-in         Retained      Stockholder's
                                            Stock       Capital         Earnings         Equity
                                          --------  ---------------   -------------   -------------

Balances at December 31, 2002              $1,100     $  1,476,915    $ 13,394,845    $ 14,872,860

Capital contributions from parent            -          15,962,953            -         15,962,953

Dividends to parent                          -                -        (10,650,447)    (10,650,447)

Return of capital to parent                  -         (16,721,186)            -       (16,721,186)

Net income                                   -                -          5,377,825       5,377,825
                                          --------   --------------   -------------   -------------

Balances at September 30, 2003             $1,100     $    718,682    $  8,122,223    $  8,842,005
                                          ========   ==============   =============   =============

See accompanying note to financial statements.


NELNET EDUCATION LOAN FUNDING, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------------------------------
                                                                                  2003           2002
                                                                                  ----           ----
Cash flows from operating activities:
      Net income                                                           $    5,377,825   $  6,907,495

Adjustments to reconcile net income to net cash provided by
       operating activities:
         Amortization, including premiums                                       4,730,099      3,830,498
         Provision for loan losses                                                950,000         27,700
         Deferred income tax benefit                                           (1,000,000)      (242,356)
         Increase in accrued interest receivable                               (9,656,566)    (1,717,965)
         Decrease in other assets                                                 373,886        422,315
         Increase in accrued interest payable                                   2,936,718      1,822,568
         Increase (decrease) in other liabilities                               7,071,823     (2,226,561)
         Increase (decrease) in due to affiliates                              (2,502,986)      6,495,407
                                                                          ----------------  -------------
               Net cash provided by operating activities                        8,280,799     15,319,101
                                                                          ----------------  -------------
Cash flows from investing activities:
       Originations, purchases and consolidation of student loans,         (2,848,555,133)  (839,632,939)
         including  premiums
       Net proceeds from student loan principal payments and loan             174,515,419    436,784,873
         consolidations
       Proceeds from sale of student loans to affiliates                    1,042,348,039    396,395,382
       Payments on loan participations to affiliates, net                     (15,123,851)   (14,550,560)
       Increase in restricted cash - held by trustee                           (6,481,506)   (14,024,308)
       Purchases of restricted investments-held by trustee                   (231,352,437)  (162,047,199)
       Proceeds from maturities of restricted investments-held by trustee     234,444,300    149,164,976
                                                                          ----------------  -------------
               Net cash used in investing activities                       (1,650,205,169)   (47,909,775)
                                                                          ----------------  -------------
Cash flows from financing activities:
       Payments on bonds and notes payable                                   (350,853,397)    (8,611,000)
       Proceeds from issuance of bonds and notes payable                    2,009,794,348     45,383,650
       Payment for debt issuance costs                                         (4,795,852)       (52,030)
       Proceeds from capital contributions from parent                         15,962,953     15,295,372
       Payments for return of capital to parent                               (16,721,186)   (20,792,419)
       Dividends paid                                                         (10,650,447)         -
                                                                          ----------------  -------------
               Net cash provided by financing activities                    1,642,736,419     31,223,573
                                                                          ----------------  -------------
               Net increase (decrease) in cash and cash equivalents               812,049     (1,367,101)
Cash and cash equivalents, beginning of period                                    203,816      1,367,101
                                                                           ---------------  -------------
Cash and cash equivalents, end of period                                   $    1,015,865   $      -
                                                                           ===============  =============
Supplemental disclosures of cash flow information:
    Interest paid                                                          $   18,994,302   $ 16,945,947
                                                                           ===============  =============

    Income taxes paid to parent                                            $    1,880,988   $     -
                                                                           ===============  =============
See accompanying note to financial statements.

NELNET EDUCATION LOAN FUNDING, INC.
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

(1)     BASIS OF PRESENTATION

        Nelnet Education Loan Funding, Inc. (f/k/a NEBHELP, Inc.) (the "Company") was incorporated under the laws of the state of Nebraska on February 17, 1998. The Company is a wholly-owned subsidiary of National Education Loan Network, Inc. (formerly Nelnet, Inc.) and a wholly-owned indirect subsidiary of Nelnet, Inc., (formerly Nelnet Loan Services, Inc.) a Nebraska Corporation. The accompanying financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial statements for the periods shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 2002 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim period are not necessarily indicative of the results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

GENERAL

        The Company is a limited purpose corporation formed solely for the purpose of acquiring and holding student loans originated under the Federal Family Education Loan Program (FFELP loans) created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed bonds and notes and is an "asset-backed issuer" as that term is defined in Rule 15d-14(g) under the Securities Exchange Act of 1934.

        The Company periodically issues bonds, short-term variable auction rate notes, commercial paper and other instruments and obligations to finance the acquisition of student loans or to refinance existing debt. Most of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest and by the amount on deposit in the reserve funds held in trust estates created under the respective bond indentures or financing agreements.

        In July 2003, the Company issued student loan asset-backed auction notes in the amount of $880,000,000 to acquire a pool of eligible student loan assets. The remaining asset-backed notes with this transaction of $150,000,000 were issued in October 2003. The notes were registered pursuant to a Registration Statement on Form S-3, Registration No. 333-104736. All of the notes will mature on July 1, 2043 and are subject to early redemption on any interest payment date at the option of the Company at par value plus accrued interest.

CRITICAL ACCOUNTING POLICY

        The Company's critical accounting policy is determining the level of the allowance for loan losses. The allowance for loan losses is estimated and established through a provision charged to expense. Losses are charged against the allowance when management believes the collectibility of the loan principal is unlikely. Recovery of amounts previously charged off is credited to the allowance for loan losses.

               The Company considers trends in student loan claims rejected for payment by guarantors and the amount of FFELP loans subject to the 2% risk sharing. The allowance is based on periodic evaluations of its loan portfolios considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors. FFELP loans are guaranteed as to both principal and interest, and, therefore, continue to accrue interest until the time they are paid by the guaranty agency. The allowance is maintained at a level management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared to three months ended September 30, 2002

        REVENUES. Revenues for the three months ended September 30, 2003 consisted primarily of interest income earned on student loans. Revenues from interest on student loans increased by $9,306,000 from $11,927,000 for the three months ended September 30, 2002 to $21,233,000 for the three months ended September 30, 2003. The increase in revenues is directly attributable to the acquisition of additional student loans by the Company in the fourth quarter of 2002 and the first three quarters of 2003. The Company's average net investment in student loans during the three months ended September 30, 2003 and 2002 was approximately $2,231,000,000 and $773,000,000, respectively, and the average effective annual interest rate of interest income on student loans during the three months ended September 30, 2003 and 2002 was 3.81% and 6.17%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the Company's purchase of additional student loans with the proceeds of taxable bonds and notes issued by the Company. The special allowance interest payments made by the Department of Education on those student loans is currently lower than the special allowance interest payments made by the Department of Education on other student loans held by the Company that were acquired with the proceeds of tax-exempt bonds and notes.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding bonds and notes. Interest on the Company's outstanding debt increased by $3,115,000 from $5,950,000 for the three months ended September 30, 2002 to $9,065,000 for the three months ended September 30, 2003. This increase in interest expense is directly attributable to an increase in bonds and notes outstanding. For the three months ended September 30, 2003 and 2002, the Company's average bonds and notes outstanding were $2,505,000,000 and $886,000,000, respectively. The average annual cost of borrowings for the three months ended September 30, 2003 and 2002 was 1.45% and 2.68%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party (Nelnet, Inc.) in the amount of $4,354,000 for the three months ended September 30, 2003, as compared to $2,137,000 for the three months ended September 30, 2002, an increase of $2,217,000. The increase in loan servicing fees to a related party is directly related to the servicing of additional student loans. Trustee and other debt related fees increased by $836,000 from $860,000 for the three months ended September 30, 2002 to $1,696,000 for the three months ended September 30, 2003. This increase is a result of increased financing activity. Provision for loan losses were $800,000 and zero for the three months ended September 30, 2003 and September 30, 2002, respectively. The increase in the provision for loan losses was recognized in order to reflect the appropriate allowance amounts based on the growth in the student loan portfolio. Other general and administrative expenses increased by $303,000 from $1,315,000 for the three months ended September 30, 2002 to $1,618,000 for the three months ended September 30, 2003. The increase is a result of higher administrative fees paid to the parent of $1,597,000 in 2003 as compared to 2002 of $1,315,000 due to an increase in the outstanding loan balance.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $1,676,000 for the three months ended September 30, 2003, compared to $864,000 for the three months ended September 30, 2002. The increase in income tax expense was a result of a higher net income before income tax expense for the three months ended September 30, 2003. The effective tax rate utilized by the Company to recognize a provision for income taxes was 36.7%. The effective tax rate may be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $2,885,000 for the three months ended September 30, 2003 and $1,536,000 for the three months ended September 30, 2002. The increase in net income is attributable to an increase in net interest income resulting from an increase in student loan volumes. The net interest income on student loans increased by $6,338,000 from $6,790,000 (net interest margin percentage of 3.51%) for the three months ended September 30, 2002 to $13,128,000 (net interest margin percentage of 2.35%) for the three months ended September 30, 2003.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

        REVENUES. Revenues for the nine months ended September 30, 2003 consisted primarily of interest income earned on student loans. Revenues from interest on student loans increased by $7,898,000 from $40,282,000 for the nine months ended September 30, 2002 to $48,180,000 for the nine months ended September 30, 2003. The increase in revenues is directly attributable to the acquisition of additional student loans by the Company in the fourth quarter of 2002 and the first three quarters of 2003. The Company's average net investment in student loans during the nine months ended September 30, 2003 and 2002 was approximately $1,544,000,000 and $778,000,000, respectively, and the average effective annual interest rate of interest income on student loans during the nine months ended September 30, 2003 and 2002 was 4.16% and 6.90%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the Company's purchase of additional student loans with the proceeds of taxable bonds and notes issued by the Company. The special allowance interest payments by the Department of Education on those student loans is currently lower than the special allowance payments made by the Department of Education on other student loans held by the Company that were acquired with the proceeds of tax-exempt bonds and notes. Investment income decreased by $103,000 from $2,704,000 for the nine months ended September 30, 2002 to $2,601,000 for the nine months ended September 30, 2003. The decrease in investment income was a result of lower interest rates on investments during 2003 compared to 2002.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding bonds and notes. Interest on the Company's outstanding bonds and notes increased by $3,163,000 from $18,768,000 for the nine months ended September 30, 2002 to $21,931,000 for the nine months ended September 30, 2003. This increase in interest expense is directly attributable to an increase in bonds and notes outstanding. For the nine months ended September 30, 2003 and 2002, the Company's average Notes outstanding was $1,758,000,000 and $917,000,000, respectively, and the average annual cost of borrowings was 1.66% and 2.73%, respectively. The increase in the average annual cost of borrowings is a direct result of additional taxable bonds and notes issued by the Company. The Company also incurred loan servicing fees to a related party (Nelnet, Inc.) in the amount of $10,822,000 for the nine months ended September 30, 2003, as compared to $6,238,000 for the nine months ended September 30, 2002, an increase of $4,584,000. The increase in loan servicing fees to a related party is directly related to the servicing of additional student loans. Trustee and other debt related fees increased by $1,198,000 from $2,651,000 for the nine months ended September 30, 2002 to $3,849,000 for the nine months ended September 30, 2003. This increase is a result of increased financing activity. Provision for loan losses increased by $922,000 from $28,000 for the nine months ended September 30, 2002 to $950,000 for the nine months ended September 30, 2003. Additional amounts were recognized as provision for loan losses in order to reflect the appropriate allowance amounts based on the growth in the student loan portfolio. Other general and administrative expenses increased by $207,000 from $4,260,000 for the nine months ended September 30, 2002 to $4,467,000 for the nine months ended September 30, 2003. The increase is a result of higher administrative fees paid to the parent of $4,367,000 in 2003 as compared to 2002 of $4,162,000 due to an increase in the outstanding loan balance.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $3,078,000 for the nine months ended September 30, 2003, compared to $3,885,000 for the nine months ended September 30, 2002. The decrease in income tax expense was a result of a lower net income before income tax expense for the nine months ended September 30, 2003. The effective tax rate utilized by the Company to recognize a provision for income taxes was 36.4%. The effective tax rate may be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $5,378,000 for the nine months ended September 30, 2003 and $6,907,000 for the nine months ended September 30, 2002. The decrease in net income is attributable to an increase in the provision for loan losses and operating expenses which is offset by an increase in net interest income. The net interest margin on student loans increased by $4,632,000 from $28,849,000 (net interest margin percentage of 2.49%) for the nine months ended September 30, 2003 to $24,217,000 (net interest margin percentage of 4.15%) for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Student loans held by the Company are pledged as collateral for the bonds and notes under the Trust Indentures, the terms of which provide for the retirement of all bonds and notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on the bonds and notes. If current revenues are insufficient to pay principal and interest due on certain bonds and notes, money in the Reserve Fund created under the Indentures is available for payment of amounts due. The Company has restricted cash held by the trustee of approximately $60,669,000 and restricted investments held by trustee of $95,149,000 as of September 30, 2003. The restricted cash and investments held by the trustee include an Acquisition and Revenue fund of approximately $79,733,000 and a Reserve Fund of approximately $55,089,000. All restricted cash and investments are held by the trustee and can be used only for designated purposes. The Reserve Fund is fully funded under the terms of the Indentures.

        The Company had a net increase in cash equivalents of $812,000 for the nine months ended September 30, 2003 compared to a decrease in cash equivalents of $1,367,000 for the nine months ended September 30, 2002. This net change consists of (1) net cash provided by operating activities of approximately $8,281,000 due primarily to an increase in provision for loan losses, amortization, due to affiliates, accrued interest payable and other liabilities, offset by a decrease in accrued interest receivable, (2) net cash used in investing activities of approximately $1,650,205,000 due to the proceeds from the sale of student loans and from student loan principal payments, net of student loan purchases and (3) net cash provided by financing activities of approximately $1,642,736,000 due to the additional issuance of bonds and notes payable.

        The Company purchased student loans, including unamortized premiums, from affiliates of approximately $1,166,096,000 for the nine months ended September 30, 2003 and $92,428,000 for the nine months ended September 30, 2002. The Company sold student loans, including unamortized premiums, to affiliates of approximately $1,042,207,000 and $396,395,000 for the nine months ended September 30, 2003 and 2002, respectively. These sales were made at amortized cost.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's assets consist almost entirely of student loans. Variable rate student loans are subject to market risk in that the cash flows generated by the student loans can be affected by changes in interest rates. The variable rate student loans bear interest at a rate equal to the average bond equivalent rates of 91-day Treasury bills (the "91 day treasury bill rate") or the 90-day commercial paper index (90-day commercial paper rate) plus a margin specified for each student loan, depending on when the loans were originated and the current repayment status of the loan. Thus, if interest rates generally increase, the Company would expect to earn greater interest on its variable rate student loans, and if interest rates generally decrease, the Company would expect the interest that it earns to be reduced. The Company does not hold any of its assets for trading purposes.

        The Company attempts to manage its interest rate risk by funding its portfolio of variable rate student loans with variable rate debt instruments. The Company's variable rate notes bear interest at a rate that is reset periodically by means of auction procedures. By funding its variable rate student loans with variable rate notes, the Company attempts to maintain a positive "spread" between the interest earned on its variable rate student loans and its interest payment obligations under the variable rate notes. Thus, in an environment of generally declining interest rates, the Company should earn less interest on its variable rate student loans, but the interest expense on the variable rate notes should also be lower.

        The interest rates on each series of auction rate notes is based generally on the outcome of each auction of such series of notes. The variable rate student loans, however, bear interest at the 91-day treasury bill rate or the 90-day commercial paper rate plus margins specified for such student loans. As a result of the differences between the indices used to determine the variable interest rates on student loans and the interest rates on the variable rate Notes, there could be periods of time when the variable rates on student loans are inadequate to generate sufficient cash flow to cover the interest on the variable rate notes and the expenses required to be paid under the Indenture. In a period of rapidly rising interest rates, auction rates may rise more quickly than the 91-day treasury bill rate or the 90-day commercial paper rate. If there is a decline in the variable rates on student loans, the funds deposited into the trust estate created under the Indenture may be reduced and, even if there is a similar reduction in the variable interest rates applicable to any series of notes, there may not necessarily be a similar reduction in the other amounts required to be paid out of such funds (such as administrative expenses).

The following table summarizes the effect on our earnings for the nine months ended September 30, 2003, based upon a sensitivity analysis performed by us assuming a hypothetical increase and decrease in interest rates of 100 basis points and an increase in interest rates of 200 basis points while funding costs remain constant. The effect on earnings was performed on our variable-rate assets and liabilities.

                                            Nine months ended September 30, 2003
                           -----------------------------------------------------------------
                           Change from decrease  Change from increase   Change from increase
                           of 100 basis points   of 100 basis points    of 200 basis points
                           ------------------    --------------------   --------------------
                           Dollars    Percent    Dollars      Percent    Dollars    Percent
                           -------    -------    -------      -------    -------    -------
                                                (dollars in thousands)
Effect on earnings:
   Increase (decrease)
   in pre-tax income       $8,992      106.3%    $(5,697)     (67.4)%    $(7,028)   (83.1)%
                           ======      ======    ========     =======    ========   =======


ITEM 4. CONTROLS AND PROCEDURES

        Management of the Company, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the principal executive officer and the principal financial officer of the Company concluded the Company's disclosure controls and procedures were effective.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        The Company issued $880,000,000 of its Student Loan Asset-Backed Auction Rate Notes on July 10, 2003 (the "Initial Issuance") and $150,000,000 of its Student Loan Asset-Backed Auction Rate Notes on October 9, 2003 (the "Delayed Issuance"). The notes were issued pursuant to a Registration Statement on Form S-3, Registration No. 333-104736, for $2,000,000,000 of notes. Banc of America Securities LLC and Deutsche Bank Securities acted as managing underwriters for the offering.

        Approximately $1,370,500 of the proceeds of the Initial Issuance were used to pay the costs of issuing the notes, exclusive of underwriters' discounts of $2,214,500. Approximately $2,200,000 of the proceeds of the Initial Issuance and approximately $375,000 of the proceeds of the Delayed Issuance were deposited to a reserve fund created under the indenture of trust governing the notes. The remaining proceeds of the notes (approximately $875,908,000 of the Initial Issuance and approximately $149,302,500 of the Delayed Issuance) were used to acquire student loans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

        3.1 Amended and Restated Articles of Incorporation of Nelnet Education Loan Funding, Inc., filed as Exhibit 3.1 to Registration Statement on Form S-3 on April 24, 2003, are incorporated herein by reference.

        3.2     By-Laws of Nelnet Education Loan Funding, Inc. filed as Exhibit
                3.2 to Registration Statement on Form S-3 on April 24, 2003, are incorporated herein by reference.

        4.1 Indenture of Trust between Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, N.A., filed as Exhibit 4.1 to Current Report on Form 8-K on July 22, 2003, is hereby incorporated by reference.

        4.2 Supplemental Indenture of Trust between Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, N.A., filed as
                Exhibit 4.2 to Current Report on Form 8-K on July 22, 2003, is hereby incorporated by reference.

        31.1    Rule 15d-14(a) Certification of Principal Executive Officer.

        31.2    Rule 15d-14(a) Certificate of Principal Financial Officer.

        32.1    Section 1350 Certification of Principal Executive Officer.

        32.2    Section 1350 Certification of Principal Financial Officer.

        99.1 Master Servicing Agreement between Nelnet, Inc. and Nelnet Education Loan Funding, Inc. filed as Exhibit 99.1 to Current Report on Form 8-K on July 22, 2003, is hereby incorporated by reference.

        99.2 Administration Agreement between Nelnet, Inc. and Nelnet Education Loan Funding, Inc. filed as Exhibit 99.2 to Current Report on Form 8-K on July 22, 2003, is hereby incorporated by reference.


REPORTS ON FORM 8-K

        A current report on Form 8-K was filed on July 22, 2003, for the purpose of filing copies of certain documents executed and delivered in connection with issuance by the Company of $1,030,000,000 of its Student Loan Asset-Backed Auction Rate Notes registered on a Registration Statement on Form S-3, Registration No. 333-104736.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NELNET EDUCATION LOAN FUNDING, INC



                                        By: /s/ Terry Heimes
                                           -------------------------------------
                                             Terry Heimes, President
                                             (Chief Executive Officer)



                                        By: /s/ Jim Kruger
                                           -------------------------------------
                                             Jim Kruger, Secretary and Treasurer
                                             (Principal Financial Officer)


                                        Date: November 14, 2003

                                  EXHIBIT INDEX


31.1    Rule 15d-14(a) Certification of Principal Executive Officer.

31.2    Rule 15d-14(a) Certification of Principal Financial Officer.

32.1    Section 1350 Certification of Principal Executive Officer.

32.2    Section 1350 Certification of Principal Financial Officer.