Form 10-K
period 2003-12-31
NELNET EDUCATION LOAN FUNDING INC
filed 2004-03-29
CIK 1228874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from .............. to ..............

                        Commission file number 333-104736

                       NELNET EDUCATION LOAN FUNDING, INC.
             (Exact name of registrant as specified in its charter)

                   Nebraska                                    47-0809600
(State or other jurisdiction                                (I.R.S. Employer
     of incorporation)                                    Identification No.)

       121 South 13th Street, Suite 201
              Lincoln, Nebraska                                  68508
   (Address of principal executive offices)                    (Zip Code)

                                 (402) 458-2370
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                             YES X NO ___

   INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2).
                                            YES ___ NO X

   THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT ON JUNE 30, 2003:
                                      NONE

   THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF MARCH 26, 2004 WAS 111.

   THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I 1(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


                                                                            Page
PART I.........................................................................2
        ITEM 1.   BUSINESS.....................................................2
        ITEM 2.   PROPERTIES...................................................8
        ITEM 3.   LEGAL PROCEEDINGS............................................8
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........8
PART II........................................................................9
        ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                      MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES........9
        ITEM 6.   SELECTED FINANCIAL DATA......................................9
        ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS................................9
        ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                      RISK....................................................18
        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................18
        ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE................................18
        ITEM 9A.  CONTROLS AND PROCEDURES.....................................19
PART III......................................................................19
        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........19
        ITEM 11.  EXECUTIVE COMPENSATION......................................19
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT..........................................19
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............19
        ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES......................19
PART IV ......................................................................20
        ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                      ON FORM 8-K.............................................20
SIGNATURES....................................................................23

                                     PART I
                                     ------

   This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the Federal Family Education Loan Program ("FFELP" or "FFEL Program") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads.

ITEM 1.  BUSINESS

THE COMPANY

   Nelnet Education Loan Funding, Inc. (the "Company") is a bankruptcy remote, special purpose corporation formed under the laws of the State of Nebraska. The Company was organized in 1998 to acquire the student loan assets and liabilities of Nebraska Higher Education Loan Program, Inc., a non-profit corporation that had previously operated as a qualified scholarship funding corporation under
Section 150(d) of the Internal Revenue Code. In connection with that transaction, the Company assumed the obligations of Nebraska Higher Education Loan Program, Inc. to pay the principal and interest due on its outstanding student loan revenue bonds. When those obligations were assumed, the Company also received from Nebraska Higher Education Loan Program, Inc., an assignment of all of the student loans and other assets that had been pledged to secure their repayment, and certain other related assets. Since completing that transaction, the Company has issued additional series of student loan asset-backed notes and used the proceeds of those notes to finance additional portfolios of student loans.

   The Company is a wholly owned subsidiary of National Education Loan Network, Inc. ("NELN"), which is a wholly owned subsidiary of Nelnet, Inc. ("Nelnet"), a reporting company under the Securities Exchange Act of 1934. Prior to April 21, 2003, Nelnet Education Loan Funding, Inc. was named NEBHELP, INC.

GENERAL DESCRIPTION OF THE BUSINESS OF THE COMPANY

   The Company is a special purpose corporation formed to engage in the business of originating, purchasing, financing, holding and selling guaranteed education loans made to students and to parents of students under the Higher Education Act of 1965, as amended (the "Higher Education Act"). As a special purpose corporation, the Company may not engage in any activity other than:

   o originating, acquiring, financing, holding and managing student loans and the other related assets, and the proceeds there from;

   o   issuing notes; and

   o   engaging in other activities related to the activities listed above.

   As of December 31, 2003, the Company held a student loan portfolio of $3.2 billion, consisting entirely of loans originated under the FFEL Program. As of December 31, 2003, the Company had issued and outstanding $3.4 billion of debt obligations, the proceeds of which were used to finance its student loan portfolio. The Company's student loans, and certain other assets, are pledged to secure payment of its debt obligation under various indentures of trust.

   The Company generates the majority of its earnings from the spread between the yield earned on its student loan portfolio and the cost of funding those loans. The Company's earnings are directly affected by the size of its portfolio of student loans, the interest rate characteristics of the loan portfolio, the costs associated with financing and managing the loan portfolio and the costs associated with origination and acquisition of the student loans in the portfolio. While the spread between the yield the Company receives on its student loan portfolio and the cost of funding those loans may vary due to fluctuations in interest rates, special allowance payments from the federal government ensure that the Company receives a minimum yield on its student loans, so long as certain requirements are met. For the year ended December 31, 2003, the Company generated net interest income of $44.6 million and net income of $9.3 million. In 2002, the Company generated net interest income of $30.0 million and net income of $6.7 million.

   The Company originates new student loans for its portfolio and purchases student loans from other holders, including affiliated companies. In 2003, the Company originated $2.1 billion of student loans, all of which were originated by the Company through consolidation loans, the proceeds of which were used to consolidate outstanding loans of the borrowers. In addition, the Company purchased $1.7 billion of student loans from other holders, including $1.2 billion from affiliated companies, and sold $1.4 billion to affiliated companies.

   When the Company originates student loans or when it acquires student loans from other holders, the Company engages one or more "eligible lenders," as defined in the Higher Education Act, to act as trustees to hold title to all such originated and acquired student loans. These eligible lender trustees hold the legal title to the student loans, and the Company holds 100% of the beneficial interests in those loans.

INFORMATION ON THE NOTES AND WAREHOUSE FACILITIES

   REGISTRATION AND ISSUANCE OF SERIES 2003-1 NOTES. A registration statement on Form S-3, Registration No. 333-104736 (the "Registration Statement"), was filed with the Securities and Exchange Commission (the "SEC") by the Company under the Securities Act of 1933, as amended (the "Securities Act"), for $2 billion of notes, and was declared effective by order SEC in June 2003. The Company currently has $970 million of student loan asset-backed notes left available for issuance under its shelf registration.

   On July 10, 2003 and October 9, 2003, the Company issued its Student Loan Asset-Backed Auction Rate Notes, Series 2003-1 (the "Series 2003-1 Notes") in the aggregate principal amount of $1,030,000,000, pursuant to its registration statement. The Series 2003-1 Notes consisted of (i) Senior Class 2003-1 A-1 through Senior Class 2003-1 A-12 auction rate notes, and (ii) Subordinate Class 2003-1 B-1 and Class 2003-1 B-2 auction rate notes.

   NOTES ISSUED. The table on the following page describes the various series and classes of the Company's bonds and notes issued and outstanding at December 31, 2003.

                     BONDS AND NOTES ISSUED AND OUTSTANDING
                             As of December 31, 2003
                             (dollars in thousands)

                                              FINAL      ORIGINAL    PRINCIPAL
                                            MATURITY     PRINCIPAL     AMOUNT
         SERIES        CLASS  DATE ISSUED     DATES       AMOUNT     OUTSTANDING
         ------        -----  -----------     -----       ------     -----------
1985 bonds              A-E   12/12/1985    12/01/2015  $  143,035   $  143,035
1986 bonds              A-D   12/23/1986    12/01/2016     103,500      103,500
1988 bonds               C    07/29/1988    08/01/2018      40,000       40,000
1993 bonds             A1-A6  06/10/1993    06/01/2018     550,400      311,530
1993 bonds               B    09/23/1993    06/01/2028      50,000       43,875
1998 SLIMS              --    06/23/1998    07/01/2016      45,000       20,201
RBC warehouse line      --    02/01/2002    06/01/2005     450,000      434,809
BOA warehouse line      --    05/16/2003    05/14/2004   1,800,000    1,286,250
Series 2003-1 notes     A-1   07/10/2003    07/01/2043     100,000       64,850
Series 2003-1 notes     A-2   07/10/2003    07/01/2043     100,000      100,000
Series 2003-1 notes     A-3   07/10/2003    07/01/2043     100,000      100,000
Series 2003-1 notes     A-4   07/10/2003    07/01/2043     100,000      100,000
Series 2003-1 notes     A-5   07/10/2003    07/01/2043      75,000       75,000
Series 2003-1 notes     A-6   07/10/2003    07/01/2043      75,000       75,000
Series 2003-1 notes     A-7   07/10/2003    07/01/2043      75,000       75,000
Series 2003-1 notes     A-8   07/10/2003    07/01/2043      75,000       75,000
Series 2003-1 notes     A-9   07/10/2003    07/01/2043      75,000       75,000
Series 2003-1 notes    A-10   07/10/2003    07/01/2043      75,000       75,000
Series 2003-1 notes    A-11   10/09/2003    07/01/2043      75,000       75,000
Series 2003-1 notes    A-12   10/09/2003    07/01/2043      75,000       75,000
Series 2003-1 notes     B-1   07/10/2003    07/01/2043      15,000       15,000
Series 2003-1 notes     B-2   07/10/2003    07/01/2043      15,000       15,000
                                                        ----------   ----------
                                                        $4,211,935   $3,378,050
                                                        ==========   ==========

   RECENT ISSUANCE OF SERIES 2004-1 NOTES. On January 30, 2004, the Company issued its Student Loan Asset-Backed Notes, Series 2004-1 (the "Series 2004-1 Notes") in the aggregate principal amount of $1,010,000,000. The Series 2004-1 Notes were not registered under the Securities Act and were offered only to qualified institutional buyers as defined in Rule 144A under the Securities Act or to persons outside of the United States of America pursuant to Regulation S under the Securities Act. The Series 2004-1 Notes consisted of Class A-1A, Class A-1B, Class A-2 and Class A-3 notes that bear interest based upon 3-month LIBOR, and Class B-1 and Class B-2 notes that bear interest at a rate determined by auction procedures. The proceeds of the Series 2004-1 Notes were used to finance portfolios of student loans originated under the FFEL Program.

   LOAN WAREHOUSE CAPACITY. The Company has a warehousing capacity of $2.25 billion through 364-day commercial paper conduit programs with Bank of America and Royal Bank of Canada. These programs were entered into in 2003 and replaced a commercial paper program the Company had with SLM Corporation, or SLMA, which was terminated in June 2003. These transactions provide short-term financing for the purchase of student loan portfolios. The financings are constructed to offer short-term capital and are annually renewable. Short-term warehousing allows the Company to originate or buy and manage student loans prior to transferring them into more permanent financing arrangements. The large warehousing capacity allows the Company to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions. The Company holds loans in short-term warehousing for a period of time ranging from approximately one month to as many as 18 months, at which point these loans are transferred into a long-term securitization. Because transferring those loans to a long-term securitization includes certain fixed administrative costs, the Company maximizes economies of scale by executing large transactions.

   PLEDGE OF ASSETS FOR PAYMENT OF OBLIGATIONS. Each series of the Company's notes are issued pursuant to an indenture of trust and its repayment obligations under its warehouse facilities are governed by loan and security agreements. Specific portfolios of the Company's student loans, and certain other assets, are pledged to provide for payment of each series of the notes and each warehouse facility pursuant to the respective indenture of trust or other governing documents. The notes and warehouse facilities are payable solely from the assets pledged under the governing documents. The student loans and other assets pledged to pay one series of the Company's notes or one of the warehouse facilities are not available for payment of notes of another series or another warehouse obligation. Under the terms of the indentures of the documents governing the notes and the warehouse facilities, the trustee and noteholders are prohibited from initiating bankruptcy or insolvency proceedings against the Company, and agree to subordinate any claim they may have against the Company to the pledge of the Company's other assets to secure its other obligations. Funds may be released from the trust estate securing a series of the notes when the ratio of the value of the assets pledged to secure the notes to the outstanding principal balance of the notes exceeds a percentage specified in the governing trust indenture.

   Information concerning the value of the assets pledged to secure each series of the Company's obligations at December 31, 2003 is set forth in the table below.

                    ASSETS PLEDGED TO SECURE BONDS AND NOTES
                             As of December 31, 2003
                             (dollars in thousands)

                                      BONDS AND NOTES    CARRYING
                                          PAYABLE        VALUE OF
                  SERIES                OUTSTANDING    TRUST ESTATE
                                      ---------------  ------------
                1985 bonds              $  143,035      $  148,568
                1986 bonds                 103,500         109,931
                1988 bonds                  40,000          41,902
                1993A bonds                311,530         324,431
                1993B bonds                 43,875          45,456
                1998 SLIMS                  20,201           9,150
                RBC warehouse line         434,809         443,786
                BOA warehouse  line      1,286,250       1,312,389
                Series 2003-1 notes        994,850       1,003,162
                                        ----------       ---------
                                        $3,378,050      $3,438,775
                                        ==========       =========

INFORMATION ON THE STUDENT LOAN PORTFOLIO.

   Set forth in the tables below are certain characteristics of the Company's student loans held as of December 31, 2003. Although the unaudited information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge. The information provided below relates to the Company's aggregate student loan portfolio and may not accurately describe the characteristics of the student loans pledged to secure a particular series of the Company's obligations.

                        COMPOSITION OF THE STUDENT LOANS
                            (As of December 31, 2003)
                          (loan balances in thousands)

Aggregate outstanding principal balance..............................$3,177,800
Number of borrowers..................................................   209,233
Average outstanding principal balance per borrower...................$   15,187
Number of loans......................................................   456,502
Average outstanding principal balance per loan.......................$    6,961
Approximate weighted average remaining term (months).................       219
Weighted average borrower interest rate..............................      3.99%


                 DISTRIBUTION OF THE ELIGIBLE LOANS BY LOAN TYPE
                            (As of December 31, 2003)
                          (loan balances in thousands)

                                               Outstanding    Percent of loans
                                Number of       principal      by outstanding
        Loan types                loans          balance           balance
        ----------                -----          -------           -------

Consolidated                     174,174       $2,428,500            76.4%
PLUS                               6,323           24,230             0.7
SLS                                  798            2,933             0.1
Stafford-Subsidized              186,183          453,012            14.3
Stafford-Unsubsidized             89,024          269,125             8.5
                                 -------       ----------           ------

    Total                        456,502       $3,177,800           100.0%
                                 =======       ==========           ======

                DISTRIBUTION OF THE ELIGIBLE LOANS BY INTEREST RATE
                            (As of December 31, 2003)
                          (loan balances in thousands)

                                              Outstanding   Percent of loans
                               Number of       principal     by outstanding
 Interest rate range             loans          balance         balance
 -------------------             -----          -------         -------

Less than 4.00%                  268,292      $1,712,850         53.9%
4.00% to 4.99%                   163,301       1,155,609         36.4
5.00% to 5.99%                     7,687         124,060          3.9
6.00% to 6.99%                     3,657          82,662          2.6
7.00% to 7.99%                     3,283          45,055          1.4
8.00% to 8.99%                     7,887          38,292          1.2
9.00% or greater                   2,395          19,272          0.6
                                --------      ----------        ------

    Total                        456,502      $3,177,800        100.0%
                                ========      ==========        ======



               DISTRIBUTION OF THE ELIGIBLE LOANS BY SCHOOL TYPES
                            (As of December 31, 2003)
                          (loan balances in thousands)

                                         Outstanding     Percent of Loans
                         Number of        Principal       by Outstanding
      School Type          Loans           Balance           Balance
      -----------        ---------       -----------     ----------------

   2-Year                  49,737           $   94,862         3.0%
   4-Year                 200,879              565,741        17.8
   Proprietary             31,082               66,818         2.1
   Consolidations         174,174            2,449,030        77.1
   Unknown                    630                1,349          --
                          -------           ----------       ------

       Total              456,502          $ 3,177,800       100.0%
                       ==========          ===========       ======


INTEREST RATE RISK

   Since the Company generates the majority of its earnings from the spread between the yield received on its portfolio of student loans and the cost of financing those loans, the interest rate sensitivity of the Company's balance sheet could have a material effect on its operations. Although the majority of the Company's student loans have variable-rate characteristics, in interest rate environments when the formula for special allowance payments on FFELP loans by the U. S. Department of Education (the "Department") exceeds the borrower rate, some of the Company's student loans, primarily consolidation loans, have fixed-rate characteristics to them.

   The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate markets. Due to the variability in duration of its assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. To date, the Company has financed the majority of its student loan portfolio with variable-rate debt.

   In the current low interest rate environment, the Company's student loan portfolio is yielding higher income due to the reduction in the interest rates on the variable-rate liabilities financing student loans at a fixed borrower rate. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed-rate loans become variable, the impact of the rate fluctuations is substantially reduced. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk."

SERVICING OF STUDENT LOAN PORTFOLIO

   The Company is required under the Higher Education Act, the rules and regulations of the guaranty agencies and the trust indentures to use due diligence in the servicing and collection of student loans and to use collection practices no less extensive and forceful than those generally in use among financial institutions with respect to other consumer debt.

   The Company has entered into master servicing agreements with NELN for the student loans financed with the proceeds of the Company's Series 2003-1 and Series 2004-1 Notes. As master servicer, NELN arranges for and oversees the performance of a subservicer of its servicing obligations with respect to the student loans financed with the proceeds of the Series 2003-1 and Series 2004-1 Notes. The Company pays a servicing fee to the master servicer from funds in the trust estate securing those notes. NELN has entered into subservicing agreements with Nelnet under which Nelnet assumes all the duties of the master servicer under the master servicing agreements. Nelnet receives payments from NELN for the services it provides under the subservicing agreements.

   The Company has entered into loan servicing agreements with Nelnet to provide loan servicing for the remainder of its portfolio of student loans. The Company pays monthly servicing fees to Nelnet from funds in the trust estates pledged to secure payment of the Company's notes.

   Under the servicing and subservicing agreements, Nelnet provides data processing and other assistance in connection with the servicing of the student loans as required by the Higher Education Act and the guaranty agencies. Nelnet may be obligated to pay to the trust estate for a series of notes an amount equal to the outstanding principal balance plus all accrued interest and other fees due to the date of purchase of a student loan if it causes the loan to be denied the benefit of any applicable guarantee and is unable to cause the reinstatement of the guarantee within twelve months of denial by the applicable guaranty agency. Upon payment, the loan will be subrogated to Nelnet. In the event Nelnet cures any student loan, the indenture trustee will repurchase the loan in an amount equal to the then outstanding principal balance plus all accrued interest due on the student loan, less the amount subject to the risk sharing provisions in the Higher Education Act, whereupon the subrogation rights of Nelnet will terminate.

   The servicing agreements provide that it is the intent of the parties that the student loans will remain with the servicer for servicing for the life of the loan. In the event the Company desires to sell the student loans, it must first attempt to sell the loans to an eligible lender that maintains an agreement with the servicer so that the sale does not cause a disruption in loan servicing.

ADMINISTRATION OF THE COMPANY'S STUDENT LOAN PROGRAM

   The Company has entered into administrative services agreements with NELN under which NELN agreed to provide various notices and to perform other administrative obligations required by the trust indentures for the Company's notes and by related agreements. These services include, but are not limited to maintaining financial records, directing the indenture trustee to make the required distributions from the funds established under the trust indentures on a monthly basis and on each distribution date, and preparing, based on periodic data received from the servicer, and providing quarterly and annual distribution statements to the indenture trustees and any related federal income tax reporting information. NELN receives compensation for those services ranging from 0.18% to 0.63% per annum of the average outstanding principal balance of the student loans.

THE FEDERAL FAMILY EDUCATION LOAN PROGRAM

   The Higher Education Act provides for a program of direct federal insurance of student loans and reinsurance of student loans guaranteed or insured by a state agency or private non-profit corporation. Several types of loans are currently authorized pursuant to the FFEL Program. These include: (a) loans to students with respect to which the federal government makes interest payments available to reduce student interest cost during periods of enrollment ("Subsidized Federal Stafford Loans"); (b) loans to students with respect to which the federal government does not make such interest payments ("Unsubsidized Federal Stafford Loans" and, collectively with Subsidized Federal Stafford Loans, "Federal Stafford Loans"); (c) supplemental loans to parents of dependent students ("Federal PLUS Loans"); and (d) loans to fund payment and consolidation of certain of the borrower's obligations ("Federal Consolidation Loans"). Prior to July 1, 1994, the FFEL Program also included a separate type of loan to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students, to supplement their Stafford Loans.

   All of the student loans in the Company's portfolio as of December 31, 2003 were FFELP loans. At least 98% of the principal and accrued interest of FFELP loans is guaranteed by the federal government, either directly or through a reinsurance agreement with a guaranty agency described below, provided that the Company meets certain procedures and standards specified in the Higher Education Act. The Company believes it is in material compliance with the procedures and standards as required in the Higher Education Act. FFELP loans originated prior to October 1, 1993 carry a 100% guarantee on the principal amount and accrued interest, and FFELP loans originated after that date are guaranteed for 98% of the principal amount and accrued interest. As a result, holders of FFELP loan portfolios historically have experienced minimal losses net of the guarantee. The Company's net loan losses on FFELP loans in 2003 were approximately $233,000, or less than 0.012% of its average FFELP loan portfolio, compared to $519,000 of net loan losses in 2002, or less than 0.065% of its average FFELP loan portfolio.

   Each student loan held by the Company is guaranteed as to the payment of principal and interest by a state or private non-profit guarantor (each, a "Guaranty Agency"). Each of the Guaranty Agencies has a reinsurance contract with the Department. The Department reimburses the Guaranty Agencies for claims paid by the Guaranty Agencies. The amount of such reinsurance payment is calculated annually and is subject to reduction based upon the annual claims rate of the Guaranty Agency to the Department. Regardless of the level of reinsurance that the applicable Guaranty Agency receives from the Department, the Company will continue to be entitled to reimbursement for the applicable guaranteed portion of a loan (either 98% or 100%, as applicable) from such Guaranty Agency. The obligations of each of the Guaranty Agencies to the holders of loans reinsured by the Department are payable from the general funds available to such Guaranty Agency, including cash on deposit therewith, reimbursements received from the Department and reserve funds maintained by such Guaranty Agency as required by the Higher Education Act. The Higher Education Act provides that, subject to the provisions thereof including the proper origination and servicing of student loans, the full faith and credit of the United States is pledged to the reinsurance payments by the Department to the Guaranty Agencies. In addition, the Higher Education Act provides that if the Secretary of Education has determined that a Guaranty Agency is unable to meet its obligations to holders of student loans, then the holders of student loans may submit guarantee claims directly to the Department and the Department is required to pay to the holders the full insurance obligation of such Guaranty Agency until such time as the obligations are transferred by the Department to a new Guaranty Agency capable of meeting such obligations or until a qualified successor Guaranty Agency assumes such obligations. Certain delays in receiving reimbursement could occur if a Guaranty Agency fails to meet its obligations. In addition, failure to properly originate or service a student loan can cause the loan to lose its guarantee.

ITEM 2.  PROPERTIES

   The Company has no physical properties.


ITEM 3.  LEGAL PROCEEDINGS

   None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   The Company is a wholly owned subsidiary of NELN, which is a wholly owned subsidiary of Nelnet. There is no market for the Company's common stock.

   The Company registered $2,000,000,000 of student loan asset-backed notes pursuant to a registration statement on Form S-3, Registration No. 333-104736. On July 10, 2003 and October 9, 2003, the Company issued Series 2003-1 Notes pursuant to its registration statement. On July 10, 2003, the Company issued $880,000,000 of its student loan asset-backed auction rate notes (the "Initial Issuance") and on October 9, 2003, the Company issued $150,000,000 of its student loan asset-backed auction rate notes (the "Second Issuance"). The Company may issue $970,000,000 of additional student loan asset-backed notes in subsequent offerings under the registration statement.

   Banc of America Securities LLC and Deutsche Bank Securities acted as managing underwriters for the Initial Issuance and the Second Issuance. Approximately $1,370,500 of the proceeds of the Initial Issuance was used to pay the costs of issuing the notes, exclusive of underwriters' discounts of $2,214,500. Approximately $2,200,000 of the proceeds of the Initial Issuance and approximately $375,000 of the proceeds of the Second Issuance was deposited to a reserve fund created under the indenture of trust governing the notes. The remaining proceeds of the notes (approximately $875,908,000 of the Initial Issuance and approximately $149,302,500 of the Second Issuance) were used to finance portfolios of student loans.

ITEM 6.  SELECTED FINANCIAL DATA

   Not applicable under General Instruction I 2.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

   This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the Federal Family Education Loan Program ("FFELP" or "FFEL Program") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads.

   YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS BY MANAGEMENT OF THE COMPANY OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

   The Company's student loan portfolio has grown significantly through origination and acquisition. In 2003, the Company originated $2.1 billion of student loans, all of which were originated by the Company through consolidation loans, the proceeds of which were used to consolidate outstanding loans of the borrowers. In addition, the Company purchased $1.7 billion of student loans from other holders, including $1.2 billion from affiliated companies, and sold $1.4 billion to affiliated companies.

   The Company's primary source of income is interest earned on its student loan portfolio. If the Company's student loan portfolio continues to grow and net interest margins remain relatively stable, the Company expects its net interest income to increase after adjusting for any variable-rate floor income. Interest income, and to a certain extent net income, is also dependent upon the relative level of interest rates. Net interest income, excluding the effects of variable rate floor income, increased approximately $19.0 million, or 78.9%, in 2003 as compared to 2002. This increase in net interest income, excluding variable-rate floor income, has resulted from the portfolio growth previously discussed. Variable-rate floor income occurs in certain declining interest rate environments, and the Company cannot predict whether these interest rate environments will occur in the future. The Company generally does not anticipate receiving or plan to receive variable-rate floor income.

SIGNIFICANT DRIVERS AND TRENDS

   The Company's earnings and earnings growth are directly affected by the size of its portfolio of student loans, the interest rate characteristics of the loan portfolio, the costs associated with financing and managing the loan portfolio and the costs associated with the origination and acquisition of the student loans in the portfolio.

   In addition to the impact of growth of the Company's student loan portfolio, its results of operations and financial condition may be materially affected by, among other things, changes in:

    o applicable laws and regulations that may affect the volume or terms of education loans;

    o demand for education financing and competition within the student loan industry;

    o the interest rate environment, funding spreads on the Company's financing programs and access to capital markets;

    o prepayment rates on student loans, including prepayments relating to loan consolidation; and

    o   acquisition costs of student loan assets.

NET INTEREST INCOME

   The Company generates the majority of its earnings from the spread between the yield the Company receives on its portfolio of student loans and the cost of funding these loans. This spread income is reported on the Company's income statement as net interest income. The amortization and write-offs of premiums or discounts, including capitalized costs of origination, the consolidation loan rebate fee and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's income statement. The amortization and write-offs of bond issuance costs are included in interest expense on the Company's income statement.

   The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department, and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated and the loan's repayment status. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. Loans that reset annually on each July 1 can generate excess spread income as compared to the rate based on the SAP formula in certain declining interest rate environments. The Company refers to this additional income as variable-rate floor income and it is included in loan interest income as described further in "-- Results of Operations" below. Historically, the Company has earned excess spread, or variable-rate floor income, in declining interest rate environments as recently as the Company's most recent fiscal year. Since the rates are reset annually, the Company views these earnings as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in the future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure that such environment will exist in the future.

   The table below sets forth the weighted average borrower interest rate and weighted average lender interest rate for all variable-rate student loan assets for the period indicated.

                                               AS OF DECEMBER 31,
                                               ------------------
                                                 2003      2002
                                               --------  --------
               Weighted average borrower
                 interest rate.........          3.76%      4.97%
               Weighted average lender
                 interest rate.........          3.49%      4.27%


   Because the Company generates the majority of its earnings from the spread between the yield the Company receives on its portfolio of student loans and the cost of financing these loans, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest earnings, net interest income and net income. The effects of changing interest rate environments are further outlined in "-- Interest Rate Risk" below.

   On those student loans with fixed to term borrower rates, primarily consolidation loans, the Company earns interest at the greater of the borrower rate or a variable rate based on the SAP formula. Since the Company finances the majority of its student loan portfolio with variable-rate debt, the Company may earn excess spread on these loans for an extended period of time.

   On consolidation loans originated after October 1, 1993, the Company must pay a 1.05% per year rebate fee to the Department. Those consolidation loans, which have variable interest rates based on the SAP formula, earn a yield less than that of a Stafford loan. Those consolidation loans, which have fixed interest rates less than the sum of 1.05% and the variable rate, based on the SAP formula, also earn a yield less than that of a Stafford loan. As a result, as consolidation loans matching these criteria become a larger portion of the Company's loan portfolio, there will be a lower yield on the Company's loan portfolio in the short term. However, due to the extended terms of consolidation loans, the Company expects to earn the yield on these loans for a longer duration, making them beneficial to us in the long term.

   A portion of the Company's student loan portfolio, with an outstanding balance of $2.6 billion as of December 31, 2003, is comprised of loans, which were previously financed with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act and related interpretations by the Department, the Company believes that it may be entitled to receive special allowance payments on these loans providing the Company with a 9.5% minimum rate of return. To date, the Company has not recognized interest income generated by these loans based on the 9.5% minimum rate of return. The Company has asked the Department to confirm that it is allowed to recognize the income based on the 9.5% minimum rate of return. The Company has deferred recognition of this excess interest income pending satisfactory resolution of this issue. As of December 31, 2003, the amount of excess interest income deferred totaled approximately $42.9 million, which is included in other liabilities on the Company's balance sheet. Since the Company did not refinance loans with the aforementioned tax-exempt obligations until 2003, all of this deferred income was recorded this year. Legislation has been proposed to eliminate variable rate floor income as well as the 9.5% floor interest rate on loans financed with funds from pre-1993 tax-exempt financings. The enactment of this legislation might prospectively eliminate floor income on pre-1993 tax-exempt financings and allow the Company to recognize its deferred excess interest income. Conversely, the Company cannot be assured that any such legislation, if enacted, will only prospectively eliminate this floor income. At this time, the Company cannot predict how any such potential legislation will affect its operations in the future.

   In declining interest rate environments, the Company can earn significant amounts of variable-rate floor income. The more drastic the reduction in rates subsequent to the July 1 annual borrower interest rate reset date, the greater the Company's opportunity to earn such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, the Company's opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Although the Company has been in a historically low interest rate environment, interest rates on which its assets are indexed have been rising since the second quarter of 2003. As interest rates increase, the Company incurs greater financing costs on its variable-rate financings. An increase in the Company's financing costs, in turn, decreases the spread between the rate of its student loans (which reset annually) and the rate of its financings, ultimately causing a decrease in variable-rate floor income.

   Investment interest income includes the income from unrestricted interest-earning deposits and funds for the Company's financings.

OTHER INCOME

   The Company also earns income from restricted cash and investments. Investment interest income includes income from unrestricted interest-earning deposits and funds pledged to secure repayment of the bonds and notes payable.

PROVISION FOR LOAN LOSSES

   The Company maintains an allowance for loan losses associated with its student loan portfolio at a level that is based on the performance characteristics of the underlying loans. The loan loss allowance consists of two components: a risk sharing reserve and a reserve for rejected guaranty agency claim losses, caused mainly by servicing defects. The risk sharing reserve is an estimate based on the amount of loans subject to the 2% risk sharing and on the historical experience of losses. The rejected claim loss reserve is based on the historical trend of ultimate losses on loans initially rejected for reimbursement by guaranty agencies. FFELP loans are guaranteed as to both principal and interest and, therefore, continue to accrue interest until the time they are paid by the guaranty agency. Once a student loan is rejected for claim payment, the Company's policy is to continue to pursue recovery of principal and interest, whether by curing the reject or collecting from the borrower. The Company attempts to cure the rejected claims through its collection efforts. As of December 31, 2003, the Company had an allowance for loan losses on its student loans of $2.6 million.

   The evaluation of the provision for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level, which management believes is adequate to cover probable losses inherent in the loan portfolio.

OPERATING EXPENSES

   Operating expenses include costs incurred to manage and administer the Company's student loan portfolio and its financing transactions, costs incurred to generate and acquire student loans and general and administrative expenses. The Company does not believe inflation has a significant effect on its operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

   NET INTEREST INCOME. The table below shows the Company's components of net interest income for the years ended December 31, 2003 and 2002.

                                   2003        2002     $ CHANGE    % CHANGE
                               ----------- ----------- ----------- ----------
                                         (DOLLARS IN THOUSANDS)
Loan interest.................. $   74,396  $   51,916  $   22,480     43.3%
Investment interest............      3,436       3,615        (179)    (5.0)
                                ----------  ----------  -----------
  Total interest income........     77,832      55,531      22,301     40.2
Interest on bonds and
notes payable..................    (33,218)    (25,487)     (7,731)   (30.3)
                                ----------- ----------- -----------
  Net interest income..........     44,614      30,044      14,570     48.5
Less provision for loan losses.     (1,600)       (403)     (1,197)  (297.0)
                                ----------- ----------- -----------
  Net interest income after
  provision for loan losses.... $   43,014  $   29,641  $   13,373     45.1%
                                =========== =========== ===========

   Loan interest income increased as a result of changes in the interest rate environment, in the pricing characteristics of the Company's student loan assets and in the size of the Company's student loan portfolio. Lower interest rates in 2003 caused a decrease in the average net yield on the Company's student loan portfolio to 3.97% from 6.50% in 2002. Variable-rate floor income decreased approximately $4.5 million to approximately $1.4 million in 2003 from approximately $5.9 million in 2002, due to the timing and relative change in interest rates during the periods. Essentially, prevailing interest rates declined drastically subsequent to the July 1, 2002 annual borrower interest rate reset date compared to their less substantial decline following the reset of rates on July 1, 2003. Consequently, the Company realized significantly less variable-rate floor income during 2003 than the Company did in 2002. The weighted average interest rate on the Company's student loan portfolio decreased in 2003 due to lower interest rates, together with the increase in the number of lower yielding consolidation loans. The lower weighted average loan interest rate resulted in a reduction in loan interest income of approximately $14.5 million. Consolidation loan activity also increased the amortization and write-offs of acquisition costs and increased the consolidation rebate fee, reducing loan interest income an additional approximately $12.0 million in 2003. The reduction in loan interest income resulting from the decline in interest rates and reduction in variable-rate floor income was offset by an increase in the Company's portfolio of student loans. The average student loan portfolio increased by $1.1 billion, or 134.5%, in 2003 to $1.9 billion as compared to $798.4 million in 2002, which increased loan interest income by approximately $53.0 million in 2003 as compared to 2002.

   Interest expense on bonds and notes payable increased as average variable-rate debt increased $1.2 billion, which resulted in an increase in interest expense by approximately $13.0 million. The reduction in interest rates, specifically LIBOR and auction rates, decreased the Company's average cost of funds to 1.57% in 2003 from 2.68% in 2002. As a result, interest expense decreased approximately $4.2 million in 2003 as compared to 2002. The Company reduced average fixed-rate debt by $12.4 million in 2003, which increased the Company's overall interest expense by approximately $0.8 million as compared to 2002.

   As a result of the foregoing, net interest income increased in 2003 as compared to 2002. The Company's net interest margin decreased to 2.13% in 2003 from 3.18% in 2002. Net interest income, excluding the effects of variable-rate floor income of $1.4 million in 2003 and $5.9 million in 2002, increased approximately $19.0 million, or 78.9%, to approximately $43.2 million in 2003 from approximately $24.1 million in 2002.

   PROVISION FOR LOAN LOSSES. The provision for loan losses for the Company's student loans increased due to the increase in the size of its student loan portfolio as discussed above.

   OPERATING EXPENSES. The table below shows the Company's components of operating expenses for the years ended December 31, 2003 and 2002.

                                    2003        2002      $ CHANGE     % CHANGE
                                ----------- -----------  -----------  ----------
                                       (DOLLARS IN THOUSANDS)
Trustee and other debt related
fees.........................   $    6,284  $    3,563   $    2,721       76.4%
Loan servicing fees to related
parties.....................        15,454       9,346        6,108       65.4
Loan servicing fees.........           401         447          (46)     (10.3)
Administrative fees to parent        5,997       5,427          570       10.5
Professional services.......           163         111           52       46.8
Other expenses..............           439         298          141       47.3
                                ----------  ----------   ----------
  Total operating expenses..    $   28,738  $   19,192   $    9,546       49.7%
                                ==========  ==========   ==========

   Total operating expenses increased in 2003 as compared to 2002 as a result of the growth in the Company's assets and liabilities. Trustee and other debt-related fees increased as a result of a $1.2 billion increase in average total debt outstanding. Loan servicing fees to related parties and administrative fees to parent increased as a result of the increase in average student loans outstanding as previously described.

   INCOME TAX EXPENSE. Income tax expense increased $1.2 million, or 32.0%, in 2003 compared to 2002, due to the increase in income before income taxes. The Company's effective tax rate was 34.8% in 2003 as compared to 36.0% in 2002.

   NET INCOME. Net income increased to $9.3 million in 2003 from $6.7 million in 2002, for the reasons discussed above.

STUDENT LOAN PORTFOLIO

   The table below describes the components of the Company's loan portfolio:

                                          AS OF DECEMBER 31,
                                ----------------------------------------
                                        2003                2002
                                ------------------- -------------------
                                          PERCENT OF            PERCENT OF
                                  DOLLARS    TOTAL     DOLLARS     TOTAL
                                --------- ----------  --------  ----------
                                        (DOLLARS IN THOUSANDS)
          Student loans:
            Stafford.........  $  722,137    22.5%   $ 505,350     55.7%
            PLUS/SLS (a).....      27,163     0.8       20,465      2.2
            Consolidation....   2,428,500    75.6      368,890     40.7
                               ----------   ------    ---------   ------
               Total.........   3,177,800    98.9      894,705     98.6
          Unamortized premiums     38,434     1.2       13,280      1.5
          Allowance for loan
          losses.............      (2,574)   (0.1)        (962)    (0.1)
                               ----------   ------    ---------   ------
               Net...........  $3,213,660   100.0%   $ 907,023    100.0%
                               ==========   ======    =========   ======
-----------------

(a) Supplemental Loans for Students, or SLS, are the predecessor to unsubsidized Stafford loans.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company's allowance for loan losses is presented in the following table:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                     2003        2002
                                                 ----------   ----------
                                                 (DOLLARS IN THOUSANDS)
             Balance at beginning of year...     $     962   $     955
             Provision for loan losses......         1,600         403
             Transfer of allowance from                245         123
             acquisitions...................
             Charge-offs, net of recoveries.          (233)       (519)
                                                 ----------  ----------
             Balance at end of period.......     $   2,574   $     962
                                                 =========   ==========
             Net charge-offs as a percentage
             of average student loans.......         0.012%      0.065%
             Total allowance as a percentage
             of average student loans.......         0.137%      0.121%
             Total allowance as a percentage
             of the ending balance of
             student loans..................         0.081%      0.108%
             Average student loans..........    $1,872,582   $ 798,405
             Ending balance of student loans    $3,177,800   $ 894,705

   The table below shows the student loan delinquency amounts as of December 31, 2003 and 2002. Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs.

                                                 DECEMBER 31,
                                     -------------------------------------
                                             2003              2002
                                     ------------------  -----------------
                                     BALANCE   PERCENT   BALANCE   PERCENT
                                     -------   -------   -------   -------
                                             (DOLLARS IN THOUSANDS)
      STUDENT LOAN
        PORTFOLIO:
        Loans in school/
        grace/deferment(1........   $573,399            $170,594
        Loans in forbearance(2)..    331,981             113,105
        Loans in repayment
          status:
          Loans current..........  2,133,724   93.9%     555,263    90.9%
          Loans delinquent
            31-60 days(3)........     67,179    2.9       23,216     3.8
          Loans delinquent
            61-90 days...........     30,758    1.4       13,131     2.1
          Loans delinquent
            91 days
            or greater(4)........     40,759    1.8       19,396     3.2
                                   ---------  ------    --------   ------
       Total loans in
          repayment..............  2,272,420  100.0%     611,006   100.0%
                                   =========  ======    ========   ======
       Total student loan
         portfolio............    $3,177,800            $894,705
                                  ==========            ========

----------

(1) Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, E.G., residency periods for medical students or a grace period for bar exam preparation.

(2) Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer consistent with the established loan program servicing procedures and policies.

(3) The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

(4) Loans delinquent 91 days or greater include loans in claim status, which are loans which have gone into default and have been submitted to the guaranty agency to process the claim for payment.

STUDENT LOAN SPREAD ANALYSIS

   The following table analyzes the student loan spread on the Company's portfolio of student loans in 2003 and 2002. This table represents the spread on assets earned in conjunction with the liabilities used to fund the assets. Maintenance of the spread on assets is a key factor in maintaining and growing the Company's income.


                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                                 2003        2002
                                             ----------   ----------
            Student loan yield..........          4.93%       7.30%
            Consolidation rebate fees...         (0.62)      (0.19)
            Premium amortization........         (0.34)      (0.61)
                                             ----------  ----------
            Student loan net yield                3.97        6.50
            Student loan cost offunds...         (1.57)      (2.68)
            Student loan spread,             ----------  ----------
            including variable-rate
             floor income...............          2.40        3.82
            Variable-rate floor income..         (0.08)      (0.74)
            Student loan spread,             -----------  ----------
             excluding variable-rate
             floor income...............          2.32%       3.08%
                                             ===========  ==========
            Average balance of student
             loans (in thousands)......     $1,872,582   $ 798,405

INTEREST RATE RISK

   Because the Company generates its earnings from the spread between the yield the Company receives on the Company's portfolio of student loans and the cost of funding these loans, the interest sensitivity of its balance sheet is a key profitability driver. The majority of student loans have variable-rate characteristics in certain interest rate environments. Certain of the Company's student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation. The table below sets forth the Company's loan assets and debt instruments by rate characteristics.

                                            AS OF DECEMBER 31,
                               ---------------------------------------------
                                   2003      PERCENT     2002       PERCENT
                               ------------ -------- ------------- ---------
                                           (DOLLARS IN THOUSANDS)
          Fixed-rate loan
            assets(a)......    $ 2,961,801     93.2%  $  731,899     81.8
          Variable-rate loan
            assets.........        215,999      6.8      162,806     18.2
                               -----------   -------  ----------   -------
                               $ 3,177,800    100.0%  $  894,705    100.0%
                               ===========   =======  ==========   =======
          Fixed-rate debt
            instruments....    $   173,306      5.1%  $  185,632     17.7%
          Variable-rate debt
            instruments....      3,204,744     94.9      863,647     82.3
                               -----------   -------  ----------   -------
                               $ 3,378,050    100.0%  $1,049,279    100.0%
                               ===========   =======  ==========   =======
----------
(a) Includes approximately $543 million and $360 million of variable-rate loan assets, which are classified as fixed-rate loan assets as a result of being financed by variable-rate, tax-exempt bonds subject to a 9.5% minimum yield as of December 31, 2003 and 2002.

   Historically, the Company followed a policy of funding the majority of its student loan portfolio with variable-rate debt. In the current low interest rate environment, the Company's student loan portfolio is yielding excess income primarily due to the reduction in interest rates on the variable-rate liabilities funding student loans at the fixed borrower rate and due to consolidation loans earning interest at a fixed rate to the borrower. Therefore, absent utilizing derivative instruments, in a low interest rate environment, a rise in interest rates will have an adverse effect on earnings and fair values. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed-rate loans become variable rate and are effectively matched with variable-rate debt, the impact of rate fluctuations is substantially reduced.

   The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate markets. Due to the variability in duration of the Company's assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments.

   The following tables summarize the effect on the Company's earnings for the years ended December 31, 2003 and 2002, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase and decrease in interest rates of 100 basis points and an increase in interest rates of 200 basis points while funding spreads remain constant. The effect on earnings was performed on the Company's variable-rate assets and liabilities.

                                                YEAR ENDED DECEMBER 31, 2003
                           ------------------------------------------------------------------
                             CHANGE FROM DECREASE  CHANGE FROM INCREASE  CHANGE FROM INCREASE
                              OF 100 BASIS POINTS   OF 100 BASIS POINTS   OF 200 BASIS POINTS
                           ----------------------  --------------------- --------------------
                             DOLLARS    PERCENT     DOLLARS   PERCENT     DOLLARS    PERCENT
                                                  (DOLLARS IN THOUSANDS)
Effect on earnings:
  Increase (decrease) in
     pre-tax income.......  $ 19,168     134.2%    $(9,385)   (65.7)%     $(11,741)    (82.2)%
                           ==========   ========  =========  ========    ==========   ========


                                                YEAR ENDED DECEMBER 31, 2002
                           ------------------------------------------------------------------
                            CHANGE FROM DECREASE   CHANGE FROM INCREASE  CHANGE FROM INCREASE
                             OF 100 BASIS POINTS    OF 100 BASIS POINTS   OF 200 BASIS POINTS
                           ----------------------- --------------------- --------------------
                            DOLLARS     PERCENT      DOLLARS    PERCENT    DOLLARS    PERCENT
                                                   (DOLLARS IN THOUSANDS)
Effect on earnings:
  Increase (decrease) in
     pre-tax income.......   $ 2,233      21.4%    $(1,058)   (10.1)%     $ (896)       (8.6)%
                           =========== =========   ========  ========    ========     ========

   The tables below set forth the Company's variable-rate assets and liabilities categorized by the reset date of the underlying index. Fixed-rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects the Company's interest rate-sensitive positions as of December 31, 2003 and 2002 and is not necessarily reflective of the positions that existed throughout the period.

                                             AS OF DECEMBER 31, 2003
                                         INTEREST RATE SENSITIVITY PERIOD
                       ------------------------------------------------------------------
                         3 MONTHS    3 MONTHS   6 MONTHS    1 TO 2     2 TO 5      OVER 5
                          OR LESS   TO 6 MONTHS TO 1 YEAR    YEARS      YEARS       YEARS
                       -----------  -------------------------------- ----------  --------
                                              (DOLLARS IN THOUSANDS)
 Interest-sensitive
 assets:
   Student loans.....  $3,213,660   $      --  $     --   $      --  $      --   $      --
   Cash and
   investments.......     173,552            --        --          --         --          --
                        ---------     ---------  --------   ---------  ---------   ---------
       Total
        interest-
        sensitive
        assets.......    3,387,212           --        --          --         --          --
                         ---------    ---------  --------   ---------  ---------   ---------
 Interest-sensitive
   liabilities:
   Short-term
     borrowings......    3,204,744           --        --          --         --          --
   Long-term notes...        2,175        2,915     5,137       9,299     22,328     131,452
   Total                 ---------    ---------  --------   ---------  ---------   ---------
     interest-sensitive
     liabilities....     3,206,919        2,915     5,137       9,299     22,328     131,452
                         ---------    ---------  --------   ---------  ---------   ---------
 Period gap..........      180,293       (2,915)   (5,137)     (9,299)   (22,328)   (131,452)
 Cumulative gap......      180,293      177,378   172,241     162,942    140,614       9,162
 Ratio of
 interest-sensitive
   assets to interest-
    sensitive
    liabilities.......       105.6%          --%        --%        --%        --%         --%
                         ==========   ==========   =========   =========  =========   =========
    Ratio of cumulative
      gap to total
      interest-
      sensitive
      assets..........         5.3%         5.2%      5.1%        4.8%       4.2%        0.3%
                         ==========   ========== ==========   =========  =========   =========


                                          AS OF DECEMBER 31, 2002
                                      INTEREST RATE SENSITIVITY PERIOD
                        -----------------------------------------------------------------
                          3 MONTHS    3 MONTHS   6 MONTHS   1 TO 2      2 TO 5     OVER 5
                           OR LESS   TO 6 MONTHS TO 1 YEAR   YEARS       YEARS      YEARS
                        ----------- --------------------------------  ---------- --------
                                              (DOLLARS IN THOUSANDS)
  Interest-sensitive
  assets:
    Student loans.....  $ 907,023   $      --   $     --  $      --   $      --  $      --
    Cash and
    investments.......    152,632          --         --         --          --         --
                         ---------   ---------   --------  ---------   ---------  ---------
       Total
        interest-
        sensitive
        assets.......   1,059,655          --         --         --          --         --
                        ----------   ---------   --------  ---------   ---------  ---------
  Interest-sensitive
    liabilities:
    Short-term
    borrowings........    863,647          --         --         --          --         --
    Long-term notes...      3,391       3,000      5,935     10,227      18,622    144,457
                         ---------   ---------   --------  ---------   ---------  ---------
    Total
     interest-sensitive
     liabilities....      867,038       3,000      5,935     10,227      18,622    144,457
                         ---------   ---------   --------  ---------   ---------  ---------
  Period gap..........    192,617      (3,000)    (5,935)   (10,227)    (18,622)  (144,457)
  Cumulative gap......    192,617     189,617    183,682    173,455     154,833     10,376
  Ratio of
    interest-sensitive
    assets to
    interest-sensitive
    liabilities.......      122.2%         --%        --%        --%          --%       --%
                        ==========  ==========  =========  =========   ========== =========
  Ratio of cumulative
    gap to  total
    interest-sensitive
    assets............       18.2%       17.9%     17.3%       16.4%       14.6%       1.0%
                        ==========  ==========  ========   =========   =========  =========

REAUTHORIZATION OF THE HIGHER EDUCATION ACT

   Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act must be reauthorized by Congress every five years in order to prevent sunset of that Act. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in the student loan yields paid to lenders, increased fees paid by lenders and a decreased level of federal guarantee. Future changes could result in further negative impacts on the Company's business. Moreover, there can be no assurance that the provisions of the Higher Education Act, which is scheduled to expire on September 30, 2004, will be reauthorized. While Congress has consistently extended the effective date of the Higher Education Act, it may elect not to reauthorize the Department's ability to provide interest subsidies, special allowance payments and federal guarantees for student loans. Such a failure to reauthorize would reduce the number of federally guaranteed student loans available for the Company to originate and/or acquire in the future. In addition, introduced legislation proposing a number of initiatives aimed at supporting the Federal Direct Loan ("FDL") Program could be a detriment to the FDL Program and may adversely affect the Company.

   In addition, the Department oversees and implements the Higher Education Act and periodically issues regulations and interpretations of that Act. Changes in such regulations and interpretations could negatively impact the Company's business.

CRITICAL ACCOUNTING POLICIES

   This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 1 of the notes to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's financial statements.

   On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical" -- that is, they are most important to the portrayal of the Company's financial condition and results of operations and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies include securitization accounting and determining the level of the allowance for loan losses.

SECURITIZATION ACCOUNTING

   The Company uses the issuance of asset-backed securities, commonly called securitization transactions, as a key component of the Company's financing strategy. In conjunction with these transactions, the Company pledges student loans to a trust estate that secures repayment of a particular series of the Company's notes. The Company's securitization transactions do not qualify for sale treatment under Statement of Financial Accounting Standards ("SFAS") No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES-A REPLACEMENT OF SFAS NO. 125, as the loans in the trust estate continue to be under the Company's effective control and as such the Company does not record or recognize gain on sale in conjunction with the transaction, but rather treat the transfers as secured borrowings. All of the financial activities and related assets and liabilities, including debt, of the securitizations are reflected and consolidated in the Company's financial statements.

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses represents management's estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments. In making such estimates and judgments, management considers such things as the value and character of loans outstanding, past loan loss experience and general economic conditions. Historical delinquencies and credit loss experience are also considered when reviewing the current aging of the portfolio, together with analyses that reflect current trends and conditions.

   When the Company determines the allowance for its student loan portfolio, the Company considers trends in student loan claims rejected for payment by guaranty agencies and the amount of student loans subject to the 2% risk sharing. The allowance is based on periodic evaluations of the Company's loan portfolio considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors. The allowance is maintained at a level management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective, as it requires estimates that may be susceptible to significant changes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" above.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary financial data required by this
ITEM 8 are set forth in ITEM 15 of this Form 10-K. All information, which has been omitted, is either inapplicable or not required.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

   There were no adverse opinions or disclaimers of opinion, nor were there any modifications as to uncertainty, audit scope, or accounting principles rendered by the current accounting firm. There were no disagreements with the current accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   The accounting firm of KPMG LLP was engaged to perform the annual audit of the Company for the year ended December 31, 2003.

   There are no other changes in or disagreements on accounting and financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

   An evaluation was performed by the officers of the Company, including the principal executive officer and principal financial officer, of the effectiveness and design of the Company's disclosure controls and procedures as of the end of its fiscal year. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were reasonably designed and effectively operate so as to ensure that material information relating to the Company is made known to management of the Company, including the principal executive officer and principal financial officer. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation and until the filing of this report, including any corrective actions with regard to significant deficiencies and material weaknesses.

   The effectiveness of the Company's or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that the Company's disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, the Company's or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Not applicable under General Instruction I 2.

ITEM 11.  EXECUTIVE COMPENSATION

   Not applicable under General Instruction I 2.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Not applicable under General Instruction I 2.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Not applicable under General Instruction I 2.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

   The following table presents fees for professional audit and other services rendered by KPMG LLP.

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                                2003          2002
                                            ---------     ---------
           Audit fees (a).................  $  15,500     $  14,350
           Tax fees (b)...................         --           845
                                            ---------     ---------
              Total fees..................  $  15,500     $  15,195
                                            =========     =========
----------

   (a) Audit fees were for professional services rendered issuance of consents, attest services, assistance with SEC filings, and quarterly reviews. No audit fees are charged to the Company for the annual audit of the financial statements as the administrative fees paid to NELN are used to cover the annual audit fees.

   (b) Tax fees consisted of fees for tax compliance services.


   The Company has not paid any other fees to KPMG LLP. The Board of Directors must approve the engagement of KPMG LLP to provide audit services and any non-audit services.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

   The financial statements and financial statement information and schedules required by this Item are included in this report commencing on page F-1. The Independent Accountants' Report appears on page F-2 of this report.

EXHIBITS

   The following is a complete list of exhibits filed as part of and this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K. Certain exhibits have been previously filed and are incorporated herein by reference under Rule 12b-32 of the Securities Exchange Act of 1934.

Exhibit No.                                     Description
-----------                                     -----------

        3.1 Amended Articles of Incorporation of the Company are incorporated by reference to the Company's registration statement on Form S-3 (File No. 333-104736).

        3.2 Bylaws of the Company are incorporated by reference to the Company's registration statement on Form S-3 (File No. 333-104736).

        4.1 Indenture of Trust by and among Nelnet Education Loan Funding, Inc., Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, and Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, dated as of June 1, 2003 is incorporated by reference to Exhibit 4.7 to the registration statement of Nelnet, Inc. (File No. 333-108070).

        4.2 Series 2003-1 Supplemental Indenture of Trust by and between Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, authorizing the issuance of $1,030,000,000 Nelnet Education Loan Funding, Inc. Student Loan Asset-Backed Notes Series 2003-1, dated as of June 1, 2003 is incorporated by reference to Exhibit
                4.8 to the registration statement of Nelnet, Inc. (File No. 333-108070).

        4.3 Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and Eligible Lender Trustee, is incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of Nelnet, Inc. for the year ended December 31, 2003. Instruments with respect to other long-term debt of Nelnet Education Loan Funding, Inc. are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the amount of debt authorized under each such omitted instrument does not exceed 10% of the total assets of Nelnet Education Loan Funding, Inc. Nelnet Education Loan Funding, Inc. hereby agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

        10.1 Amended and Restated Warehouse Loan and Security Agreement among Nelnet Education Loan Funding, Inc., as Borrower, Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, Zions First National Bank, as Trustee, Thunder Bay Funding Inc., as Lender, and Royal Bank of Canada, as Facility Agent and Alternate Lender, dated as of April 28, 2003 is incorporated by reference to Exhibit 10.15 to the registration statement of Nelnet, Inc. (File No. 333-108070).

        10.2 Warehouse Note Purchase and Security Agreement among Nelnet Education Loan Funding, as Borrower, Wells Fargo Bank Minnesota, National Association, as Trustee, Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, Quincy Capital Corporation, as Bank of America Conduit Lender, Bank of America, N.A., as Bank of America Alternate Lender, Bank of America, N.A., as Bank of America Facility Agent, Gemini Securitization Corp., as Deutsche Bank Conduit Lender, Deutsche Bank AG, New York Branch, as Deutsche Bank Alternate Lender, Deutsche Bank AG, New York Branch, as Deutsche Bank Facility Agent, Barton Capital Corporation, as Societe Generale Conduit Lender, Societe Generale, as Societe Generale Alternate Lender, Societe Generale, as Societe Generale Facility Agent, and Bank of America, N.A., as Administrative Agent, dated as of May 1, 2003 is incorporated by reference to Exhibit 10.16 to the registration statement of Nelnet, Inc. (File No. 333-108070).

        10.5 Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003 is incorporated by reference to Exhibit 10.90 to the registration statement of Nelnet, Inc. (File No. 333-108070).

        10.6 Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, New York Branch, dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003 is incorporated by reference to Exhibit 10.91 to the registration statement of Nelnet, Inc. (File No. 333-108070).

        10.7 Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003 is incorporated by reference to Exhibit 10.92 to the registration statement of Nelnet, Inc. (File No. 333-108070).

        10.8 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated effective October 21, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company and Bank of America, N.A. is incorporated by reference to Exhibit 10.94 to the registration statement of Nelnet, Inc. (File No. 333-108070).

        10.9 Letter Agreement between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, dated as of February 20, 2004 is incorporated herein by reference to Exhibit 10.56 of the Annual Report on Form 10-K of Nelnet, Inc. for the year ended December 31, 2003.

        10.10 Letter Agreement between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of February 20, 2004 is incorporated herein by reference to Exhibit 10.57 of the Annual Report on Form 10-K of Nelnet, Inc. for the year ended December 31, 2003.

        10.11 Letter Agreement between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of February 20, 2004 is incorporated herein by reference to Exhibit 10.58 of the Annual Report on Form 10-K of Nelnet, Inc. for the year ended December 31, 2003.

        23.1    Consent of KPMG LLP, Independent Auditors is filed herewith.

        31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer is filed herewith.

        31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer is filed herewith.

        32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.

        32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer.

REPORTS ON FORM 8-K

               The Company filed a current report on Form 8-K on December 10, 2003, reporting the pool of student loans held to secure the Series 2003-1 notes.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      NELNET EDUCATION LOAN FUNDING, INC.



                                      By: /s/ Terry Heimes
                                        ---------------------------------
                                          Terry Heimes
                                          (Principal Executive Officer)



                                      By: /s/ Jim Kruger
                                      -----------------------------------
                                          Jim Kruger
                                         (Principal Financial and Accounting
                                          Officer)


                                      Date:  March 26, 2004

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 Signature                   Title                 Date
                 ---------                   -----                 ----

By:    /s/ Terry Heimes           President                   March 26, 2004
      -------------------------   (Principal Executive
      Terry Heimes                Officer)


By:   /s/ Jim Kruger              Secretary, Treasurer and    March 26, 2004
      -------------------------   Director (Principal
      Jim Kruger                  Financial and Accounting
                                  Officer)


By:    /s/ William Cintani        Director                    March 26, 2004
      -------------------------
      William Cintani


By:   /s/ Thomas Freimoth         Director                    March 26, 2004
      -------------------------
       Thomas Freimoth


By:   /s/ Mark Portz              Director                    March 26, 2004
      -------------------------
      Mark Portz

                                  EXHIBIT INDEX


  23.1       Consent of KPMG LLP
  31.1       Rule 15d-14(a) Certification of Principal Executive Officer.
  31.2       Rule 15d-14(a) Certification of Principal Financial Officer.
  32.1       Section 1350 Certification of Principal Executive Officer.
  32.2       Section 1350 Certification of Principal Financial Officer.

                       NELNET EDUCATION LOAN FUNDING, INC.

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report..............................................   F-2

Balance Sheets as of December 31, 2003 and 2002 ..........................   F-3

Statements of Income for the years ended December 31, 2003, 2002
   and 2001...............................................................   F-4

Statement of Stockholder's Equity for the years ended December 31, 2003,
   2002 and 2001..........................................................   F-5

Statement of Cash Flows for the years ended December 31, 2003, 2002
   and 2001...............................................................   F-6

Notes to Financial Statements.............................................   F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Nelnet Education Loan Funding, Inc.:


We have audited the accompanying balance sheets of Nelnet Education Loan Funding, Inc. (a wholly owned subsidiary of National Education Loan Network, Inc.) as of December 31, 2003 and 2002, and the related statements of income, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of Nelnet Education Loan Funding, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nelnet Education Loan Funding, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP



Lincoln, Nebraska
February 27, 2004




                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                                 Balance Sheets
                           December 31, 2003 and 2002

                               ASSETS                               2003         2002
                                                                ------------  -----------
                                                                 (Dollars in thousands)
Student loans receivable, net of allowance of $2,574 in 2003
     and $962 in 2002                                           $ 3,213,660      907,023
Cash and cash equivalents:
     Cash and cash equivalents - not held at a related party          9,150       9,090
     Cash and cash equivalents - held at a related party                --          204
                                                                ------------  -----------
                    Total cash and cash equivalents                   9,150        9,294
Restricted cash - held by trustee                                    90,726       45,097
Restricted investments - held by trustee                             73,676       98,241
Accrued interest receivable                                          58,091       18,251
Other assets                                                          6,722          860
                                                                ------------  -----------
                 Total assets                                   $ 3,452,025    1,078,766
                                                                ============  ===========
                LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
     Bonds and notes payable                                    $ 3,378,050    1,049,279
     Accrued interest payable                                         3,790        2,407
     Other liabilities, including deferred taxes                     54,207        8,518
     Income taxes payable to parent                                     259        3,689
                                                                ------------  -----------
                 Total liabilities                                3,436,306    1,063,893
                                                                ------------  -----------
Stockholder's equity:
     Common stock, $100 par value. Authorized 1,000 shares;
         issued and outstanding 111 shares in 2003 and in 2002           11           11
     Additional paid-in capital                                       5,652        1,467
     Retained earnings                                               10,056       13,395
                                                                ------------  -----------
                 Total stockholder's equity                          15,719       14,873
Commitments and contingencies
                                                                ------------  -----------
                 Total liabilities and stockholder's equity     $ 3,452,025    1,078,766
                                                                ============  ===========

See accompanying notes to financial statements.


                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                              Statements of Income
                  Years ended December 31, 2003, 2002 and 2001

                                                      2003      2002       2001
                                                   ---------  --------   --------
                                                       (Dollars in thousands)
Interest income:
     Loan interest                                 $ 74,396    51,916     63,688
     Investment interest                              3,436     3,615      4,769
                                                   ---------  --------   --------
        Total interest income                        77,832    55,531     68,457
Interest expense:
     Interest on bonds and notes payable             33,218    25,487     38,109
                                                   ---------  --------   --------
        Net interest income                          44,614    30,044     30,348
Less provision for loan losses                        1,600       403        575
                                                   ---------  --------   --------
        Net interest income after provision for
         loan losses                                 43,014    29,641     29,773
                                                   ---------  --------   --------

Other income                                              2         3         15
                                                   ---------  --------   --------
Operating expenses:
     Trustee and other debt related fees              6,284     3,563      3,899
     Loan servicing fees to related parties          15,454     9,346      8,354
     Loan servicing fees                                401       447        378
     Administrative fees to parent                    5,997     5,427      5,438
     Professional services                              163       111         85
     Other                                              439       298        376
                                                   ---------  --------   --------
        Total operating expenses                     28,738    19,192     18,530
                                                   ---------  --------   --------
        Income before income tax expense             14,278    10,452     11,258
Income tax expense                                    4,967     3,763      4,053
                                                   ---------  --------   --------
        Net income                                 $  9,311     6,689      7,205
                                                   =========  ========   ========

See accompanying notes to financial statements.


                          NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                          Statements of Stockholder's Equity
                     Years ended December 31, 2003, 2002 and 2001

                                                           ADDITIONAL                TOTAL
                                                 COMMON     PAID-IN    RETAINED   STOCKHOLDER'S
                                                  STOCK      CAPITAL   EARNINGS      EQUITY
                                                --------   ---------   ---------  ------------
                                                            (Dollars in thousands)
Balance at December 31, 2000                    $   1           --        4,001       4,002
Net income                                         --           --        7,205       7,205
Capital contributions from parent                  10        5,815           --       5,825
Dividends paid to parent                           --           --       (2,500)     (2,500)
                                                --------   ---------   ---------   ----------
 Balance at December 31, 2001                      11        5,815        8,706      14,532
Net income                                         --           --        6,689       6,689
Capital contributions from parent                  --       18,610           --      18,610
Return of capital to parent                        --      (22,958)          --     (22,958)
Dividends paid to parent                           --           --       (2,000)     (2,000)
                                                --------   ---------   ---------   ----------
Balance at December 31, 2002                       11        1,467       13,395      14,873
Net income                                         --           --        9,311       9,311
Capital contributions from parent                  --       25,515           --      25,515
Return of capital to parent                        --      (21,330)          --     (21,330)
Dividends paid to parent                           --           --      (12,650)    (12,650)
                                                --------   ---------   ---------   ----------
Balance at December 31, 2003                    $  11        5,652       10,056      15,719
                                                ========   =========   =========   ==========

See accompanying notes to financial statements.


                                  NELNET EDUCATION LOAN FUNDING, INC.
                  (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                                        Statements of Cash Flows
                           Years ended December 31, 2003, 2002 and 2001
                                                                           2003         2002          2001
                                                                       ------------  -----------   ----------
                                                                               (Dollars in thousands)
Net income                                                             $     9,311        6,689        7,205
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Amortization, including premiums                                      6,825        5,227        2,536
       Deferred income tax expense (benefit)                                (1,277)          74         (677)
       Excess arbitrage expense                                             (1,100)       1,100           --
       Provision for loan losses                                             1,600          403          575
       Decrease (increase) in accrued interest receivable                  (39,840)       3,999       (1,100)
       Decrease (increase) in other assets                                  (1,685)         319          297
       Increase (decrease) in accrued interest payable                       1,383         (915)      (2,196)
       Increase in other liabilities                                        48,066          806        2,768
       Increase (decrease) in income taxes payable to parent                (3,430)       1,324        2,362
                                                                       ------------  -----------   ----------
                Net cash provided by operating activities                   19,853       19,026       11,770
                                                                       ------------  -----------   ----------
Cash flows from investing activities:
    Originations, purchases and consolidations of student loans,
       including premiums                                               (3,822,404)  (1,260,570)    (820,366)
    Net proceeds from student loan principal payments and
       loan consolidations                                                 143,318      498,323      114,175
    Proceeds from sales of student loans to affiliates                   1,433,454      732,595      575,187
    (Payments) proceeds on loan participations                             (68,883)     (31,453)      35,203
    (Increase) decrease in restricted cash - held by trustee               (45,629)     (27,015)      29,394
    Purchases of restricted investments - held by trustee                 (324,863)    (217,200)    (215,565)
    Proceeds from maturities of restricted investments - held by
       trustee                                                             349,428      187,490      213,035
                                                                       ------------  -----------   ----------
                Net cash used in investing activities                   (2,335,579)    (117,830)     (68,937)
                                                                       ------------  -----------   ----------
Cash flows from financing activities:
    Payments on bonds and notes payable                                   (422,288)     (11,576)     (10,983)
    Proceeds from issuance of bonds and notes payable                    2,751,059      116,072       66,459
    Payment for debt issuance costs                                         (4,724)        (173)        (280)
    Proceeds from capital contributions from parent                         25,515       18,610        5,825
    Payments for return of capital to parent                               (21,330)     (22,958)      --
    Dividends paid to parent                                               (12,650)      (2,000)      (2,500)
                                                                       ------------  -----------   ----------
                Net cash provided by financing activities                2,315,582       97,975       58,521
                                                                       ------------  -----------   ----------
                Net increase (decrease) in cash and cash equivalents          (144)        (829)       1,354
Cash and cash equivalents, beginning of year                                 9,294       10,123        8,769
                                                                       ------------  -----------   ----------
Cash and cash equivalents, end of year                                 $     9,150        9,294       10,123
                                                                       ============  ===========   ==========
Supplemental disclosures of cash flow information:
    Interest paid                                                      $    31,288       25,364       39,593
                                                                       ============  ===========   ==========
    Income taxes paid to parent                                        $     8,117        2,364           --
                                                                       ============  ===========   ==========
See accompanying notes to financial statements.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)

                          Notes to Financial Statements

                        December 31, 2003, 2002 and 2001


(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    ORGANIZATION

              Nelnet Education Loan Funding ("NELF", formerly NEBHELP, Inc.), a wholly owned subsidiary of National Education Loan Network, Inc. ("NELN" or "Parent", formerly Nelnet, Inc.), was organized as a special-purpose bankruptcy remote corporation to provide a secondary market for loans made under the insured student loan program provided for by the Higher Education Act of 1965, as amended (the "Act"). NELF acquires loans provided for under the Act through purchase, consolidation or other financing arrangements. Student loans beneficially owned by NELF include, but are not necessarily limited to, those originated under the Federal Family Education Loan Program ("FFELP" or "FFEL program"), including the Stafford Loan Program ("SLP"), formerly the Guaranteed Student Loan Program, the Parent Loan Program for Undergraduate Students ("PLUS") program, the Supplemental Loans for Students ("SLS") program and loans to fund payment and consolidation of certain borrower obligations ("Consolidation"). Title to the loans is held by an eligible lender trustee under the Act for the benefit of NELF. The transfers of student loans to the eligible lender trust do not qualify as sales under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, as the trust continues to be under the effective control of NELF. The financed eligible loan borrowers are geographically located throughout the United States. The bonds and notes outstanding are payable primarily from interest and principal payments on the student loans receivable as specified in the resolutions authorizing the sale of the bonds and notes.

              The Parent is a holding company organized for the purpose of establishing and owning the stock of corporations like NELF engaged in the securitization of financial assets. The Parent also provides managerial and administrative support to NELF.

       (b)    FINANCIAL STATEMENT FORMAT AND PRESENTATION

              In accordance with the bond and note resolutions, separate accounting records have been established to account for all transactions of each bond and note series. Presentation of the various indentures in total on the accompanying balance sheets does not indicate that combined assets or liabilities and stockholder's equity are available in any manner other than that described in the trust indentures. The majority of administrative and general expenses are paid from the unrestricted cash and then reimbursed by the various bond and note series in accordance with provisions and restrictions in the related indentures. Obligations arising between financings and the unrestricted cash for operating activities are recorded as due to (from) other funds and are cleared in the ordinary course of business.

       (c)    CASH AND CASH EQUIVALENTS

              For purposes of the statements of cash flows, NELF considers all investments with original maturities of three months or less to be cash equivalents.

       (d)    STUDENT LOANS RECEIVABLE

              Investments in student loans, including premiums and direct origination and acquisition costs, are recorded at cost, net of premium amortization and the allowance for loan losses. Student loans consist of federally insured student loans and student loan participations.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)

                   Notes to Financial Statements - (Continued)


     (e)      ALLOWANCE FOR LOAN LOSSES

              The allowance for loan losses is estimated and established through a provision charged to expense. Losses are charged against the allowance when management believes the collectibility of the loan principal is unlikely. Recovery of amounts previously charged off is credited to the allowance for loan losses.

              NELF considers trends in student loan claims rejected for payment by guarantors and the amount of loans subject to the 2% risk sharing. The allowance is based on periodic evaluations of NELF's loan portfolio considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors. FFELP loans are guaranteed as to both principal and interest, and, therefore, continue to accrue interest until the time they are paid by the guaranty agency. The allowance is maintained at a level management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

              Management believes that the allowance for loan losses is adequate. While management uses available information to recognize probable loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic and other conditions.

       (f)    RESTRICTED CASH AND RESTRICTED INVESTMENTS - HELD BY TRUSTEE

              NELF's restricted cash and restricted investments, consisting primarily of U.S. Government money market funds and guaranteed investment contracts, are held by the trustee in several accounts and are subject to restrictions imposed by the trust indenture. NELF recognizes all restricted cash and restricted investments held by trustees on the balance sheets.

       (g)    OTHER ASSETS

              Other assets are recorded at cost or amortized cost and consist primarily of prepaid bond insurance and debt issuance costs. Prepaid bond insurance and debt issuance costs are amortized using the straight-line method and effective interest methods, respectively, over the estimated lives of the bonds and notes payable.

       (h)    STUDENT LOAN INCOME

              NELF recognizes student loan income using the interest method, net of amortization of premiums and capitalized direct origination and acquisition costs. Loan income is recognized based on the expected yield of the loan after giving effect to borrower utilization of incentives for timely payment (borrower benefits) and other yield adjustments. The effect of the borrower benefits on student loan yield are based on borrowers who are eligible for the incentives. The interest is paid by the U.S. Department of Education (the "Department") or the borrower, depending on the status of the loan at the time of accrual. In addition, the Department makes quarterly interest subsidy payments on certain qualified FFELP loans until the student is required under the provisions of the Act to begin repayment. Repayment of FFELP loans normally begins within six months after completion of the loan holders course of study, leaving school or ceasing to carry at least one-half the normal full-time academic load as determined by the educational institution. Repayment of PLUS loans normally begins within 60 days from the date of loan disbursement, and repayment of SLS loans begins within one month after completion of course of study, leaving school or ceasing to carry at least the normal full-time academic load as determined by the educational institution.

              The Department provides a special allowance to lenders participating in the FFEL program. The special allowance is accrued using the interest method based upon the average rate established in the auction of 13-week Treasury Bills in the previous quarter relative to the yield of the student loan. Under certain circumstances, the special allowance is reduced by approximately one-half for loans which were originated or purchased from funds obtained from issuance of tax-exempt obligations, depending upon the issuance date of the obligation.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)

                   Notes to Financial Statements - (Continued)


              Premiums and capitalized direct origination and acquisition costs are amortized over the estimated lives of the related loans in accordance with SFAS No. 91, ACCOUNTING FOR NON-REFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING AND ACQUIRING LOANS AND INITIAL DIRECT COSTS OF LEASES. NELF periodically evaluates the assumptions used to estimate the life of the loans. NELF also pays an annual 105 basis point rebate fee on Consolidation loans to the Department. The amortization and fees are netted against student loan income.

       (i)    INCOME TAXES

              NELF files a consolidated Federal income tax return with Nelnet, Inc. ("Nelnet"), the legal parent of NELN. The financial statements reflect income taxes computed as if NELF filed a separate tax return. Current income tax liabilities are recorded by NELF to its parent as if NELF were a separate tax-paying entity.

              Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in income in the accounting period that includes the enactment date.

       (j)    USE OF ESTIMATES

              The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses and other disclosures. Actual results could differ from those estimates. The most significant estimate made by management relates to the adequacy of the allowance for loan losses.

       (k)    COMPREHENSIVE INCOME

              NELF has no sources of other comprehensive income. Therefore, NELF's comprehensive income consists solely of its net income.

       (l)    RECLASSIFICATION

              Certain amounts in 2002 have been reclassified to conform to the 2003 financial statement presentation.

(2)    RESTRICTED INVESTMENTS - HELD BY TRUSTEE

       NELF's restricted investments are held by the trustees in various accounts subject to use restrictions and consist of guaranteed investment contracts which are classified as held-to-maturity. Due to the characteristics of the investments, there is no available or active market for these types of financial instruments. The investments are guaranteed and are purchased and redeemed at par value, which equals their cost at December 31, 2003 and 2002. The contractual maturity for the guaranteed investment contracts are greater than ten years.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)

                   Notes to Financial Statements - (Continued)


(3)    STUDENT LOANS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

       FFELP loans may be made under the FFEL program by certain lenders as defined by the Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Act by an authorized guaranty agency which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 20 years. Interest rates on some loans will vary based on the average of the 91-day U.S. Treasury bill rate. Interest rates on student loans, including SLP, PLUS, SLS and Consolidation loans range from 2.8% to 12.0% (the weighted average rate was 4.0% and 4.7% at December 31, 2003 and 2002, respectively), dependent upon type, terms of loan agreements and date of origination. NELF has entered into trust agreements in which unrelated financial institutions serve as the eligible lender trustees. As eligible lender trustees, the financial institutions act as the eligible lenders in acquiring certain eligible student loans as an accommodation to NELF, which holds a beneficial interest in the student loan assets as the beneficiary of such trusts.

       Substantially all FFELP loan principal and related accrued interest is guaranteed as defined by the Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. NELF retains and enforces recourse provisions against servicers and lenders under certain circumstances. Such student loans are subject to "cure" procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with the Student Loan Reform Act of 1993, student loans disbursed prior to October 1, 1993 are fully insured, and loans disbursed subsequent to October 1, 1993 (approximately 98% and 93%, respectively, of the student loans at December 31, 2003 and 2002) are insured up to 98% of their principal amount and accrued interest.

       NELF has provided for an allowance for loan losses related to those loans only guaranteed up to 98% for principal and interest. Activity in the allowance for loan losses for the years ended December 31, 2003 and 2002 is shown below:

                                                        2003     2002     2001
                                                       ------   ------   ------
                                                        (Dollars in thousands)
       Beginning balance                               $  962     955      618
       Provision for loan losses                        1,600     403      575
       Transfer of allowance for purchase of student
            loans receivable from affiliate               245     123       --
       Loans charged off, net of recoveries              (233)   (519)    (238)
                                                       -------  ------   ------
       Ending balance                                  $2,574     962      955
                                                       =======  ======   ======

       NELF will periodically enter into various other financing arrangements, including participation agreements, collateralized or secured by student loans to provide additional capacity or liquidity. Net student loans receivable have been increased (reduced) due to participation agreements with NELN and its affiliates at December 31, 2003 and 2002 of approximately $24 million and $(44) million, respectively.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)

                   Notes to Financial Statements - (Continued)


(4)    GUARANTY AGENCIES

       At December 31, 2003 and 2002, Nebraska Student Loan Program, Inc., Tennessee Student Assistance Corporation, Colorado Student Loan Program, Florida Department of Education Office of Student Financial Assistance and Great Lakes Higher Education Guaranty Corporation were the primary guarantors, guaranteeing approximately 94% and 86%, respectively, of the total student loans beneficially owned by NELF. Management periodically reviews the financial position of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on amendments to the Act as a result of reauthorization, the security for and payment of any of NELF's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guaranty agency. NELF, however, offers no absolute assurances to that effect.

(5)    BONDS AND NOTES PAYABLE

       NELF periodically issues bonds, commercial paper, short-term variable auction rate notes, taxable student loan asset-backed notes and other credit facilities to finance the acquisition of student loans or to refinance existing debt. Most of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements.

       The table below summarizes outstanding bonds and notes payable at December 31, 2003 and 2002 by type of instrument.

                                        2003                         2002
                       ---------------------------  ---------------------------
                         Carrying   Interest rate     Carrying    Interest rate
                          amount        range          amount          range
                       ------------ --------------  ------------ --------------
                                        (Dollars in thousands)

Commercial paper       $ 1,721,059  1.12% - 1.15%   $   320,212   1.36% - 1.39%
Variable-rate notes      1,197,150  1.15% - 1.27%       256,900   1.45% - 2.05%
Variable-rate bonds        286,535  1.20% - 1.25%       286,535       1.60%
Fixed-rate bonds           153,105  6.20% - 6.45%       159,090   5.65% - 6.45%
SLIMS                       20,201      6.68%            26,542       6.68%
                       ------------                 ------------
                       $ 3,378,050                  $ 1,049,279
                       ============                 ============


       Variable-rate notes include the senior notes issued under the 1993 Series A financing and the Senior and Subordinate 2003-1 Student Loan Asset-Backed notes with interest rate reset dates varying from 7 to 91 days. Variable-rate bonds are long-term bonds with weekly interest rate reset dates.

       In June 1998, NELF issued student loan interest margin securities (SLIMS) of $45 million, which are secured by the rights to residual cash flows from the 1985, 1986, 1988 and 1993 Series A bonds.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)

                   Notes to Financial Statements - (Continued)


       The table below summarizes outstanding bonds and notes payable at December 31, 2003 and 2002 by issue.

                                                  2003
                    -------------------------------------------------------------------
                                                                    FIXED-
                                           VARIABLE-  VARIABLE-   RATE BONDS
                      FINAL    COMMERCIAL    RATE        RATE        AND
                    MATURITY     PAPER       NOTES      BONDS       SLIMS       TOTAL
                    ---------  ----------  ---------- ---------- ----------- ----------
                                          (Dollars in thousands)
1985 bonds           12/1/15  $       --          --    143,035          --    143,035
1986 bonds           12/1/16          --          --    103,500          --    103,500
1988 bonds           8/1/18           --          --     40,000          --     40,000
1993 Series A bonds  6/1/18           --     202,300         --     109,230    311,530
1993 Series B bonds  6/1/28           --          --         --      43,875     43,875
1998 SLIMS           7/1/16           --          --         --      20,201     20,201
RBC warehouse line   6/1/05      434,809          --         --          --    434,809
BOA warehouse line   5/14/04   1,286,250          --         --          --  1,286,250
Series 2003-1 notes  7/1/43           --     994,850         --          --    994,850
                              -----------  ---------- ---------- ----------- ----------
                              $1,721,059   1,197,150    286,535     173,306  3,378,050
                              ===========  ========== ========== =========== ==========


                                                         2002
                           -----------------------------------------------------------------
                                                                         FIXED-
                                                  VARIABLE-   VARIABLE- RATE BONDS
                            FINAL     COMMERCIAL    RATE        RATE       AND
                           MATURITY     PAPER       NOTES       BONDS     SLIMS     TOTAL
                           --------- ----------- ----------  --------- ---------- ----------
                                                   (Dollars in thousands)
1985 bonds                 12/1/15    $      --         --     143,035        --  $  143,035
1986 bonds                 12/1/16           --         --     103,500        --     103,500
1988 bonds                  8/1/18           --         --      40,000        --      40,000
1993 Series A bonds         6/1/18           --    256,900          --   113,800     370,700
1993 Series B bonds         6/1/28           --         --          --    45,290      45,290
1997 SLMA commercial paper  5/1/03      320,212         --          --        --     320,212
1998 SLIMS                  7/1/16           --         --          --    26,542      26,542
                                     ----------- ----------  ---------  --------- -----------
                                      $ 320,212    256,900    286,535    185,632  $1,049,279
                                     =========== ==========  ========== ========= ===========

       The 1985 bonds, the 1986 bonds, the 1988 bonds and the 1993 Series A and B bonds are secured by financial guaranty insurance policies issued by Municipal Bond Investors Assurance Corporation (MBIA) and a pledge of the trust estate.

       At December 31, 2003, NELF had commercial paper and warehouse agreements with a maximum aggregate stated amount of $2.25 billion, of which approximately $1.72 billion was outstanding at December 31, 2003. At December 31, 2002, NELF had a commercial paper program with Student Loan Marketing Association ("SLMA") with a maximum aggregate stated amount of $350 million, of which approximately $320 million was outstanding at December 31, 2002. Effective June 30, 2003, the commercial paper program with SLMA was terminated.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)

                   Notes to Financial Statements - (Continued)


       The 1993 Series A and B bonds and the SLIMS have stated principal maturities due in the next five years. The warehouse lines are assumed to renew automatically; therefore, the maturities on the warehouse lines are deemed to be greater than five years. At December 31, 2003, bonds and notes are due (based on final maturities) in varying amounts as shown below (dollars in thousands):

                2004                                    $    10,227
                2005                                          9,299
                2006                                          9,323
                2007                                          8,940
                2008                                          8,325
                2009 and thereafter                       3,331,936
                                                        -----------
                                                        $ 3,378,050
                                                        ===========

       Generally, bonds bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to conversion provisions, all bonds and notes are subject to redemption prior to maturity at the option of NELF. These provisions include price, conditions precedent, and limitations.

       NELF irrevocably escrowed funds in 1995 to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, these obligations are not included on the accompanying balance sheets. At December 31, 2003 and 2002, approximately $22.2 million and $20.6 million, respectively, of defeased debt remained outstanding.

       Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses and maintaining certain financial ratios. Management believes NELF is in compliance with all covenants of the bond indentures and related credit agreements. NELF is limited in the amount of funds that can be transferred to NELN or Nelnet through intercompany loans, advances or cash dividends. These limitations result from the restrictions contained in the trust indentures.

(6)    ARBITRAGE EARNINGS REBATABLE

       The 1985 bonds, the 1986 bonds, the 1988 bonds and the 1993 Series A and B bonds issued by NELF are subject to Internal Revenue Service regulations which limit the amount of income which may be earned on certain investments acquired with bond proceeds of which limit the income available to NELF to an amount not greater than that which would have been earned had the funds been invested at the yield of the bonds. Any excess earnings are to be rebated to the federal government. In the event any of the series of bonds are refinanced, payment to the federal government would be accelerated and the rebate would be due upon retirement of the outstanding bonds. NELF has no amount due at December 31, 2003 and $1.1 million due at December 31, 2002, included in other liabilities in the accompanying balance sheets.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)

                   Notes to Financial Statements - (Continued)


(7)    DEFERRED INCOME

       A portion of the student loan portfolio, with an outstanding balance of $2.6 billion as of December 31, 2003, is comprised of loans which were previously financed with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Act and related interpretations by the Department, NELF believes that it may be entitled to receive special allowance payments on these loans providing a 9.5% minimum rate of return. NELF has not recognized interest income generated by these loans based on the 9.5% minimum rate of return. NELF has asked the Department to confirm that it is allowed to recognize the income based on the 9.5% minimum rate of return. NELF has deferred recognition of this excess interest income pending satisfactory resolution of this issue. At December 31, 2003, the amount of excess interest income deferred totaled approximately $42.9 million, which is included in other liabilities on the accompanying balance sheets. Since NELF did not refinance loans with the aforementioned tax-exempt obligations until 2003, all of this deferred income was recorded in 2003.

(8)    INCOME TAXES

       Income tax expense for the years ended December 31, 2003, 2002 and 2001 consists of the following components:

                                           2003      2002      2001
                                         --------  --------  --------
                                           (Dollars in thousands)
                Current:
                    Federal              $ 5,748     3,389     4,321
                    State                    496       300       409
                                         --------  --------  --------
                                           6,244     3,689     4,730
                                         --------  --------  --------
                Deferred:
                    Federal               (1,210)       60      (606)
                    State                    (67)       14       (71)
                                         --------  --------  --------
                                          (1,277)       74      (677)
                                         --------  --------  --------
                                         $ 4,967     3,763     4,053
                                         ========  ========  ========

       The actual income tax expense differs from the "expected" income tax expense, computed by applying the Federal statutory corporate tax rates to income before income tax expense for the years ended December 31, 2003, 2002 and 2001, as shown below:

                                                    2003       2002      2001
                                                 ---------   --------  --------
                                                      (Dollars in thousands)
Computed "expected" income tax expense           $  4,997      3,554     3,828
Increase in income tax expense resulting from:
    State taxes, net of Federal income
      tax benefit                                     278        207       223
    Premium amortization                             (337)        --        --
    Other                                              29          2         2
                                                 ---------   --------  --------
                                                 $  4,967      3,763     4,053
                                                 =========   ========  ========

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)

                   Notes to Financial Statements - (Continued)


       NELF's deferred income tax assets and liabilities, which are included in other liabilities as of December 31, 2003 and 2002, consists of the following components:

                                                             2003        2002
                                                          ---------   --------
                                                         (Dollars in thousands)
    Deferred tax asset, allowance for loan losses         $ (1,039)      (356)
    Deferred tax liability, primarily basis differences
        in student loans                                     4,159      4,753
                                                          ---------   --------
                  Net deferred tax liability              $  3,120      4,397
                                                          =========   ========

       No valuation allowance was considered necessary for the deferred tax assets at December 31, 2003 and 2002. In assessing the realizability of NELF's deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carryback opportunities and tax planning strategies in making the assessment of the amount of the valuation allowance.

(9)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       Fair value estimates, methods, and assumptions are set forth below.

              CASH AND CASH EQUIVALENTS, RESTRICTED CASH - HELD BY TRUSTEE, AND ACCRUED INTEREST RECEIVABLE/PAYABLE

              The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

              STUDENT LOANS RECEIVABLE

              The fair value of student loans receivable is estimated at amounts recently paid by NELN or its subsidiaries to acquire loans in the market. The fair value of the student loans receivable at December 31, 2003 and 2002 is approximately $3.28 billion and $0.92 billion, respectively.

              RESTRICTED INVESTMENTS - HELD BY TRUSTEE

              Due to the characteristics of the investments, there is no available or active market for these types of financial instruments. The investments are guaranteed and are purchased and redeemed at par value, which equals their cost.

              BONDS AND NOTES PAYABLE

              The fair value of the bonds and notes payable is based on market prices for securities that possess similar credit risk and interest rate risk at or near December 31, 2003 and 2002. The estimated fair value of the bonds and notes payable at December 31, 2003 and 2002 is approximately $3.40 billion and $1.06 billion, respectively.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)

                   Notes to Financial Statements - (Continued)


              LIMITATIONS

              The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for NELF's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

(10)   RELATED PARTY TRANSACTIONS

       NELF contracts for loan servicing with Nelnet and Great Lakes Higher Education Corporation. Under the terms of an agreement, NELF contracts the majority of the loan servicing through Nelnet. Fees paid to Nelnet are calculated using an annual asset-based charge ranging from 0.60% to 1.69% of the student loan principal balance, calculated monthly, or using a fixed monthly fee ranging from $1.28 to $3.77 per account serviced. During 2003, 2002 and 2001, the fees incurred to Nelnet were approximately $15.5 million, $9.3 million and $8.4 million, respectively. At December 31, 2003 and 2002, approximately $4.9 million and $2.3 million, respectively, were payable to Nelnet for loan servicing and are included in other liabilities in the accompanying balance sheets.

       NELF incurred fees to NELN for managerial and administrative support for the operations of NELF, based on service agreements that require an annual fee ranging from 18 basis points to 63 basis points of the average outstanding loan balance to be paid monthly. These fees amounted to approximately $6.0 million, $5.4 million and $5.4 million in 2003, 2002 and 2001, respectively.

       During 2003 and 2002, NELF purchased student loans from wholly owned subsidiaries of NELN for approximately $1.2 billion and $89.7 million, respectively. Premiums paid on these loans totaled approximately $19.3 million and $2.7 million in 2003 and 2002, respectively.

       During 2003 and 2002, NELF sold student loans, including unamortized premiums, to wholly owned subsidiaries of NELN for approximately $1.4 billion and $0.7 billion, respectively. No gains or losses were recognized, as sales between wholly owned subsidiaries of NELN are at amortized cost, which approximates fair value.

       Certain owners of NELN are also officers and directors of Union Bank & Trust Company (UB&T). During 2003 and 2002, NELF purchased student loans of approximately $274.0 million and $62.4 million, respectively, from UB&T. Premiums paid on these loans totaled approximately $3.3 million and $0.9 million in 2003 and 2002, respectively.

       NELF participates in the Short-Term Federal Investment Trust (STFIT) of the Student Loan Trust Division of UB&T. The STFIT balances at December 31, 2003 and 2002 were approximately $1,300,000 and $200,000, respectively, and are included in restricted cash - held by trustee in 2003 and in cash and cash equivalents - held at a related party in 2002 in the accompanying balance sheets. NELF's participation in the STFIT had similar terms and investment yields as those prevailing for nonaffiliated companies. Interest income earned on these accounts for the years ended December 31, 2003 and 2002 was approximately $8,000 and $94,000, respectively.