Form 10-Q
period 2004-03-31
NELNET EDUCATION LOAN FUNDING INC
filed 2004-05-17
CIK 1228874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE TRANSITION PERIOD FROM __________TO _______.



                        COMMISSION FILE NUMBER 333-104736

    -----------------------------------------------------------------------
                       NELNET EDUCATION LOAN FUNDING, INC.
             (Exact name of registrant as specified in its charter)

                   NEBRASKA                           47-0809600
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)
  121 SOUTH 13TH STREET, SUITE 201                       68508
        LINCOLN, NEBRASKA                             (Zip Code)
(Address of principal executive offices)

                     (402) 458-2370 (Registrant's telephone
                          number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 17, 2004, there are 111 shares of common stock, $100 par value, outstanding.

The registrant meets the condition set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      NELNET EDUCATION LOAN FUNDING, INC.
                                    FORM 10-Q
                                      INDEX
                                 MARCH 31, 2004




PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements...........................................2
        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................7
        Item 3. Quantitative and Qualitative Disclosures About Market Risk....12
        Item 4. Controls and Procedures.......................................13

PART II. OTHER INFORMATION
        Item 1. Legal Proceedings.............................................13
        Item 2. Changes in Securities and Use of Proceeds.....................13
        Item 3. Defaults Upon Senior Securities...............................13
        Item 4. Submission of Matters to a Vote of Security Holders...........13
        Item 5. Other Information.............................................13
        Item 6. Exhibits and Reports on Form 8-K..............................14


SIGNATURES....................................................................16

PART I. FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                           NELNET EDUCATION LOAN FUNDING, INC.
          (A WHOLLY OWNED SUBSIDIARY OF NATIONAL EDUCATION LOAN NETWORK, INC.)
                                     BALANCE SHEETS

                                                               March 31, 2004     December 31, 2003
                                                              ----------------    -----------------
                                                                 (Unaudited)
                                                            (dollars in thousands, except share data)
ASSETS:
Student loans receivable (net of allowance for loan losses of
     $3,772 and $2,574, respectively)...........................  $4,391,584         3,213,660

Cash and cash equivalents:
     Cash and cash equivalents - not held at a related party....        --               9,150
     Cash andcash equivalents - held at a related party.........         812               --
                                                                 -----------       -----------
Total cash and cash equivalents................................          812             9,150
Restricted cash - held by trustee..............................      129,201            90,726
Restricted investments - held by trustee.......................      111,273            73,676
Accrued interest receivable....................................       79,168            58,091
Other assets...................................................        8,184             6,722
                                                                 -----------       -----------
     Total assets..............................................   $4,720,222         3,452,025
                                                                 ===========      ============
LIABILITIES:
Bonds and notes payable........................................   $4,591,405         3,378,050
Accrued interest payable.......................................        8,309             3,790
Other liabilities, including deferred taxes....................      100,273            54,207
Income taxes payable to parent.................................           36               259
                                                                 -----------       -----------
     Total liabilities.........................................    4,700,023         3,436,306
                                                                 -----------       -----------
STOCKHOLDER'S EQUITY:
Common stock, $100 par value. Authorized 1,000 shares; issued
     and outstanding 111 shares................................           11                11
Additional paid-in capital.....................................        7,290             5,652
Retained earnings..............................................       12,898            10,056
                                                                 -----------       -----------
     Total stockholder's equity................................       20,199            15,719
                                                                 -----------       -----------
     Total liabilities and stockholder's equity................  $ 4,720,222         3,452,025
                                                                 ===========       ===========

See accompanying notes to financial statements.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A WHOLLY OWNED SUBSIDIARY OF NATIONAL EDUCATION LOAN NETWORK, INC.)
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     Three Months Ended
                                                          March 31,
                                                 ----------------------------
                                                     2004            2003
                                                -----------------------------
                                                    (dollars in thousands)
INTEREST INCOME:
    Loan interest...............................   $   30,575         12,761
    Investment interest.........................          871            775
                                                  -----------    -----------
      Total interest income.....................       31,446         13,536

INTEREST EXPENSE:
    Interest on bonds and notes payable.........       15,012          6,076
                                                  -----------    -----------
      Net interest income.......................       16,434          7,460

Less provision for loan losses..................        1,150             50
                                                  -----------    -----------
      Net interest income after provision
        for loan losses.........................       15,284          7,410
                                                  -----------    -----------
OTHER INCOME (EXPENSE):
    Derivative market value adjustment..........         (831)           --
    Other.......................................          229             97
                                                  -----------    -----------
      Total other income (expense)..............         (602)            97
                                                  -----------    -----------

OPERATING EXPENSES:
      Trustee and other debt related fees.......        1,250            550
      Loan servicing fees to related parties....        6,477          2,832
      Loan servicing fees.......................           91            102
      Administrative fees to parent.............        2,306          1,287
      Professional services.....................           70             52
      Other.....................................          212             84
                                                  -----------    -----------
        Total operating expenses................       10,406          4,907
                                                  -----------    -----------
        Income before income tax expense........        4,276          2,600

Income tax expense..............................        1,434            936
                                                  -----------    -----------
        Net income.............................. $      2,842          1,664
                                                 ============    ===========

See accompanying notes to financial statements.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A WHOLLY OWNED SUBSIDIARY OF NATIONAL EDUCATION LOAN NETWORK, INC.)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (UNAUDITED)


                                              Additional              Total
                                       Common   paid-in   Retained stockholder's
                                        stock   capital   earnings   equity
                                      -------- ---------  -------- -----------
BALANCE AT DECEMBER 31, 2002......... $    11     1,467    13,395      14,873
Net income...........................     --       --       1,664       1,664
Capital contributions from parent....     --        926       --          926
Return of capital to parent..........     --     (2,197)      --       (2,197)
Dividends paid to parent.............     --       --      (6,800)     (6,800)
                                      ------- ---------  ---------  ----------
BALANCE AT MARCH 31, 2003............ $    11       196     8,259       8,466
                                      ======= =========  =========  ==========




BALANCE AT DECEMBER 31, 2003......... $    11     5,652    10,056      15,719
Net income...........................     --        --      2,842       2,842
Capital contributions from parent....     --      5,875       --        5,875
Return of capital to parent..........     --     (4,237)      --       (4,237)
                                      ------- ---------  ---------  ----------
BALANCE AT MARCH 31, 2004............ $    11     7,290    12,898      20,199
                                      ======= =========  =========  ==========

See accompanying notes to financial statements.


                               NELNET EDUCATION LOAN FUNDING, INC.
              (A WHOLLY OWNED SUBSIDIARY OF NATIONAL EDUCATION LOAN NETWORK, INC.)
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                            -------------------------
                                                                                2004          2003
                                                                            ------------   ----------
                                                                               (dollars in thousands)

Net income................................................................. $   2,842           1,664
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Amortization, including premiums.....................................     2,810           1,225
      Derivative market value adjustment...................................       831              --
      Deferred income tax expense (benefit)................................     1,658             (60)
      Provision for loan losses............................................     1,150              50
      Increase in accrued interest receivable..............................   (21,077)           (174)
      Decrease in other assets.............................................     1,879              51
      Increase in accrued interest payable.................................     4,519           1,964
      Increase (decrease) in other liabilities.............................    43,008          (1,783)
      Increase (decrease) in income taxes payable to parent................      (223)            996
                                                                           -----------      ----------
            Net cash provided by operating activities......................    37,397           3,933
                                                                           -----------      ----------
Cash flows from investing activities:
      Originations, purchases, and consolidations
        of student loans, including premiums...............................(1,335,025)       (456,821)
      Net proceeds from student loan principal payments and
        loan consolidations................................................   133,903          53,688
      Proceeds from sales of student loans to affiliates...................       --          420,388
      Proceeds on loan participations......................................    19,549           1,052
      Increase in restricted cash - held by trustee........................   (38,475)         (6,832)
      Purchases of restricted investments - held by trustee................  (153,306)        (53,093)
      Proceeds from maturities of restricted invesments - held by trustee..   115,709          88,797
                                                                           -----------      ----------
            Net cash provided by (used in) investing activities............(1,257,645)         47,179
                                                                           -----------      ----------


Cash flows from financing activities:
      Proceeds from issuance of bonds and notes payable.................... 1,281,500             --
      Payments on bonds and notes payable..................................   (68,145)        (51,616)
      Payment for debt issuance costs......................................    (3,083)             (3)
      Proceeds from captial contributions from parent......................     5,875             926
      Payments for return of capital to parent.............................    (4,237)         (2,197)
      Dividends paid to parent.............................................       --           (6,800)
                                                                           -----------      ----------
Net cash provided by (used in) financing activities........................ 1,211,910         (59,690)
                                                                           -----------      ----------

            Net decrease in cash and cash equivalents......................    (8,338)         (8,578)

Cash and cash equivalents, beginning of period.............................     9,150           9,294
                                                                           -----------      ----------
Cash and cash equivalents, end of period...................................$      812             716
                                                                           ===========      ==========
Supplemental disclosure of cash flow information:
      Interest paid........................................................$   10,182           4,014
                                                                           ===========      ==========

See accompanying notes to financial statements.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A WHOLLY OWNED SUBSIDIARY OF NATIONAL EDUCATION LOAN NETWORK, INC.)
                          NOTES TO FINANCIAL STATEMENTS
             (INFORMATION AT MARCH 31, 2004 AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 2004 AND 2003 IS UNAUDITED)

1.   BASIS OF PRESENTATION

Nelnet Education Loan Funding, Inc. (the "Company") was incorporated under the laws of the state of Nebraska on February 17, 1998. The Company is a wholly-owned subsidiary of National Education Loan Network, Inc. (formerly Nelnet, Inc.) and a wholly-owned indirect subsidiary of Nelnet, Inc. (formerly Nelnet Loan Services, Inc.).

The accompanying unaudited financial statements of the Company as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2003 and, in the opinion of the Company's management, the unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations which might be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. The unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts from 2003 have been reclassified to conform to the current period presentation.


2.      BONDS AND NOTES PAYABLE AND ACCOUNTING FOR DERIVATIVES

On January 15, 2004 and April 29, 2004, the Company consummated debt offerings of student loan asset-backed notes of $1.0 billion each, with final maturity dates ranging from 2009 through 2039. The majority of notes issued in these transactions have variable interest rates based on a spread to LIBOR or reset under auction procedures. In conjunction with these offerings, the Company entered into certain interest rate cap financial instruments. The Company executed a 5.25% interest rate cap, effective January 30, 2004, with a notional amount of $800.0 million that terminates in February 2006. In addition, subsequent to March 31, 2004, the Company executed two interest rate caps, effective April 29, 2004, with notional amounts of $450.0 million and $651.0 million that terminate in May 2006 and August 2019, respectively.

The Company accounts for these interest rate caps under the provisions of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). These statements establish accounting and reporting standards for derivative instruments and hedging activities, as defined, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as either assets and liabilities in the balance sheet and measure them at fair value. The fair value of the Company's interest rate caps are determined from market quotes from independent security brokers. At March 31, 2004, the fair market value of the Company's outstanding interest rate cap was $0.6 million, which is included in other assets on the accompanying balance sheet.

The Company incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing characteristics of certain liabilities so that interest expense is not, on a material basis, adversely affected by movements in interest rates. The Company views this strategy as a prudent management of interest rate sensitivity. Management believes its derivative transactions are economically effective; however, they do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are reported in current period earnings. For the three months ended March 31, 2004, the Company recorded a loss of $0.8 million related to the change in fair value of its outstanding interest rate cap.

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement.

Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.


3.      DEFERRED INCOME

A portion of the student loan portfolio, with an outstanding balance of $3.1 billion as of March 31, 2004, is comprised of loans which were previously financed with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act of 1965, as amended, and related interpretations by the U.S. Department of Education (the "Department"), the Company believes that it may be entitled to receive special allowance payments on these loans providing a 9.5% minimum rate of return. The Company has not recognized interest income generated by these loans based on the 9.5% minimum rate of return. The Company has asked the Department to confirm that it is allowed to recognize the income based on the 9.5% minimum rate of return. The Company has deferred recognition of this excess interest income pending satisfactory resolution of this issue. The amount of excess interest income deferred totaled approximately $79 million and $43 million at March 31, 2004 and December 31, 2003, respectively. This deferred income is included in other liabilities on the accompanying balance sheets. Legislation has recently been introduced to eliminate the 9.5% floor interest rate on loans financed with funds from these pre-1993 tax-exempt financings and then refinanced subsequent to May 5, 2004 with funds other than from such tax-exempt financings. If this legislation is enacted as introduced, it would appear to prospectively eliminate floor income on loans in such manner. This legislation does not, however, affect special allowance payments on loans which are financed now or in the future with these tax-exempt obligations or which have been refinanced prior to May 5, 2004 with funds other than from such tax-exempt obligations. However, because this is pending legislation only and is subject to revisions, the Company cannot be assured the legislation, if enacted, will only prospectively eliminate this floor income. At this time, the Company cannot predict how the potential legislation will affect its operations in the future.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company's financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term, and costs of yields on student loans under the Federal Family Education Loan Program ("FFEL Program" or "FFELP") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in the general interest rate environment, and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events.

THE COMPANY

The Company is a bankruptcy remote, special purpose corporation formed under the laws of the State of Nebraska. The Company was organized in 1998 to acquire the student loan assets and liabilities of Nebraska Higher Education Loan Program, Inc., a non-profit corporation that had previously operated as a qualified scholarship funding corporation under Section 150(d) of the Internal Revenue Code. In connection with that transaction, the Company assumed the obligations of Nebraska Higher Education Loan Program, Inc. to pay the principal and interest due on its outstanding student loan revenue bonds. When those obligations were assumed, the Company also received from Nebraska Higher Education Loan Program, Inc., an assignment of all of the student loans and other assets that had been pledged to secure their repayment, and certain other related assets. Since completing that transaction, the Company has issued additional series of student loan asset-backed notes and used the proceeds of those notes to finance additional portfolios of student loans.

The Company is a wholly owned subsidiary of National Education Loan Network, Inc., which is a wholly owned subsidiary of Nelnet, Inc., a reporting company under the Securities Exchange Act of 1934. Prior to April 21, 2003, the Company was named NEBHELP, INC.

GENERAL DESCRIPTION OF THE BUSINESS OF THE COMPANY

The Company is a special purpose corporation formed to engage in the business of originating, purchasing, financing, holding, and selling guaranteed education loans made to students and to parents of students under the Higher Education Act of 1965, as amended (the "Higher Education Act"). As a special purpose corporation, the Company may not engage in any activity other than:

o originating, acquiring, financing, holding, and managing student loans and the other related assets, and the proceeds therefrom;

o   issuing bonds and notes; and

o   engaging in other activities related to the activities listed above.

As of March 31, 2004, the Company held a student loan portfolio of $4.4 billion, consisting entirely of loans originated under the FFEL Program. As of March 31, 2004, the Company had issued and outstanding $4.6 billion of debt obligations, the proceeds of which were used to finance its student loan portfolio. The Company's student loans, and certain other assets, are pledged to secure payment of its debt obligation under various indentures of trust.

The Company originates new student loans for its portfolio, participates in student loans, and purchases student loans from other holders, including affiliated companies. When the Company originates student loans or when it acquires student loans from other holders, the Company engages one or more "eligible lenders," as defined in the Higher Education Act, to act as trustees to hold title to all such originated and acquired student loans. These eligible lender trustees hold the legal title to the student loans, and the Company holds 100% of the beneficial interests in those loans.

SIGNIFICANT DRIVERS AND TRENDS

The Company's earnings and earnings growth are directly affected by the size of its portfolio of student loans, the interest rate characteristics of its portfolio, the costs associated with financing and managing its portfolio, and the costs associated with the origination and acquisition of the student loans in the portfolio.

In addition to the impact of growth of the Company's student loan portfolio, the Company's results of operations and financial condition may be materially affected by, among other things, changes in:

o applicable laws and regulations that may affect the volume, terms, effective yields, or refinancing options of education loans;

o demand for education financing and competition within the student loan industry;

o the interest rate environment, funding spreads on the Company's financing programs, and access to capital markets; and

o prepayment rates on student loans, including prepayments relating to loan consolidations.

RESULTS OF OPERATIONS

The Company's results of operations consist of the following components:

NET INTEREST INCOME

The Company generates the majority of its earnings from the spread between the yield the Company receives on its portfolio of student loans and the cost of funding these loans. This spread income is reported on the Company's income statement as net interest income. While the spread between the yield the Company receives on its student loan portfolio and the cost of funding those loans may vary due to fluctuations in interest rates, special allowance payments from the federal government ensure that the Company receives a minimum yield on its student loans, so long as certain requirements are met. The amortization and write-offs of premiums or discounts, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's income statement. The amortization and write-offs of bond issuance costs are included in interest expense on the Company's income statement.

The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the U.S. Department of Education (the "Department,") and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated and the loan's repayment status. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. The more drastic the reduction in rates subsequent to the July 1 annual borrower interest rate reset date, the greater the Company's opportunity to earn variable-rate floor income. In declining interest rate environments, the Company can earn significant amounts of such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, the Company's opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Since the borrower rates are reset annually, the Company views earnings on variable-rate floor income as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in the future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure that such environment will exist in the future.

Because the Company generates the majority of its earnings from the spread between the yield the Company receives on its portfolio of student loans and the cost of financing these loans, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest earnings, net interest income, and net income.

On those student loans with fixed to term borrower rates, primarily consolidation loans, the Company earns interest at the greater of the borrower rate or a variable rate based on the SAP formula. Since the Company finances the majority of its student loan portfolio with variable-rate debt, the Company may earn excess spread on these loans for an extended period of time.

On most consolidation loans, the Company must pay a 1.05% per year rebate fee to the Department. Those consolidation loans, which have variable interest rates based on the SAP formula, earn a yield less than that of a Stafford loan. Those consolidation loans, which have fixed interest rates less than the sum of 1.05% and the variable rate based on the SAP formula, also earn a yield less than that of a Stafford loan. As a result, as consolidation loans matching these criteria become a larger portion of the Company's loan portfolio, there will be a lower yield on the Company's loan portfolio in the short term. However, due to the extended terms of consolidation loans, the Company expects to earn the yield on these loans for a longer duration, making them beneficial to the Company in the long term.

As discussed in the unaudited financial statements included in this Quarterly Report, a portion of the Company's FFELP loan portfolio, with an outstanding balance of $3.1 billion as of March 31, 2004 is comprised of loans which were previously financed with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act and related interpretations by the Department, the Company believes it may be entitled to receive special allowance payments on these loans providing the Company with a 9.5% minimum rate of return. The Company has asked the Department to confirm that the Company is allowed to recognize the income based on the 9.5% minimum rate of return. To date, the Company has deferred recognition of this excess interest income generated by these loans pending satisfactory resolution of this issue. As of March 31, 2004, the amount of excess interest income deferred totaled approximately $79 million, which is included in other liabilities on the Company's balance sheet.

Legislation has recently been introduced to eliminate the 9.5% floor interest rate on loans financed with funds from these pre-1993 tax-exempt financings and then refinanced subsequent to May 5, 2004 with funds other than from such tax-exempt financings. If this legislation is enacted as introduced, it would appear to prospectively eliminate floor income on loans in such manner. This legislation does not, however, affect special allowance payments on loans which are financed now or in the future with these tax-exempt obligations or which have been refinanced prior to May 5, 2004 with funds other than from such tax-exempt obligations. However, because this is pending legislation only and is subject to revisions, the Company cannot be assured the legislation, if enacted, will only prospectively eliminate this floor income. At this time, the Company cannot predict how the potential legislation will affect its operations in the future.

Investment interest income includes income from restricted cash and investments. Investment interest income includes income from unrestricted interest-earning deposits and funds pledged to secure repayment of the bonds and notes payable.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses associated with its student loan portfolio at a level that is based on the performance characteristics of the underlying loans. Substantially all FFELP loan principal and related accrued interest is guaranteed as defined by the Higher Education Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these due diligence procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. In accordance with the Student Loan Reform Act of 1993, student loans disbursed prior to October 1, 1993 are fully insured, and loans disbursed subsequent to October 1, 1993 are insured up to 98% of their principal amount and accrued interest. The loan loss allowance attributable to FFELP loans consists of two components: a risk sharing reserve and a reserve for rejected guaranty agency claim losses, caused mainly by servicing defects. The risk sharing reserve is an estimate based on the amount of loans subject to the 2% risk sharing and on the historical experience of losses. The rejected claim loss reserve is based on the historical trend of ultimate losses on loans initially rejected for reimbursement by guaranty agencies. Since FFELP loans are guaranteed as to both principal and interest, they continue to accrue interest until the time they are paid by the guaranty agency. Once a FFELP loan is rejected for claim payment, the Company's policy is to continue to pursue recovery of principal and interest, whether by curing the reject or collecting from the borrower. As of March 31, 2004, the Company had an allowance for loan losses on its student loans of $3.8 million.

The evaluation of the provision for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that the Company's management believes is adequate to cover probable losses inherent in the loan portfolio.

OTHER INCOME (EXPENSE)

Other income (expense) primarily includes the derivative market value adjustment related to the Company's interest rate cap.

OPERATING EXPENSES

Operating expenses include costs incurred to manage and administer the Company's student loan portfolio and its financing transactions, costs incurred to generate and acquire student loans, and general and administrative expenses. The Company does not believe inflation has a significant effect on its operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

                                                              Three Months Ended
                                                                   March 31,
                                                          -------------------------
                                                             2004          2003      $ Change     % Change
                                                          ------------  -----------  ----------  ----------
                                                                          (dollars in thousands)
INTEREST INCOME:
    Loan interest, excluding variable-rate floor income... $   33,012   $  13,289    $ 19,723       148.4 %
    Variable-rate floor income............................         62         599        (537)      (89.6)
    Amortization of loan premiums.........................     (2,499)     (1,127)     (1,372)      121.7
    Investment interest...................................        871         775          96        12.4
                                                           -----------  ----------   ---------   ---------
      Total interest income...............................     31,446      13,536      17,910       132.3
INTEREST EXPENSE:
    Interest on bonds and notes payable...................     15,012       6,076       8,936       147.1
                                                           -----------  ----------   ---------   ---------
      Net interest income.................................     16,434       7,460       8,974       120.3
Less provision for loan losses............................      1,150          50       1,100     2,200.0
                                                           -----------  ----------   ---------   ---------

      Net interest income after provision for loan losses.     15,284       7,410       7,874       106.3
                                                           -----------  ----------   ---------   ---------
OTHER INCOME (EXPENSE):
    Derivative market value adjustment....................       (831)        --         (831)     (100.0)
    Other.................................................        229          97         132       136.1
                                                           -----------  ----------   ---------   ---------
      Total other income (expense).........................      (602)         97        (699)     (720.6)
                                                           -----------  ----------   ---------   ---------

OPERATING EXPENSES:
      Trustee and other debt related fees.................      1,250         550         700       127.3
      Loan servicing fees to related parties..............      6,477       2,832       3,645       128.7
      Loan servicing fees.................................         91         102         (11)      (10.8)
      Administrative fees to parent.......................      2,306       1,287       1,019        79.2
      Professional services...............................         70          52          18        34.6
      Other...............................................        212          84         128       152.4
                                                           -----------  ----------   ---------   ---------
           Total operating expenses.......................     10,406       4,907       5,499       112.1
                                                           -----------  ----------   ---------   ---------
           Income before income tax expense...............      4,276       2,600       1,676        64.5
Income tax expense........................................      1,434         936         498        53.2
                                                           -----------  ----------   ---------   ---------
           NET INCOME..................................... $    2,842   $   1,664    $  1,178        70.8 %
                                                           ===========  ==========   =========   =========

NET INTEREST INCOME. Loan interest income increased as a result of changes in the interest rate environment, in the pricing characteristics of the Company's student loan assets, and in the size of the student loan portfolio. Lower interest rates during the three months ended March 31, 2004 caused a decrease in the average net yield on the Company's student loan portfolio to 3.40% from 5.99% for the comparable period in 2003. Variable-rate floor income decreased due to the timing and relative change in interest rates during the periods. Essentially, prevailing interest rates declined drastically subsequent to the July 1, 2002 annual borrower interest rate reset date compared to their less substantial decline following the reset of rates on July 1, 2003. Consequently, the Company realized significantly less variable-rate floor income during the three months ended March 31, 2004 as compared to the comparable period in 2003. The weighted average interest rate on the student loan portfolio decreased during the three months ended March 31, 2004 due to lower interest rates, together with the increase in the number of lower yielding consolidation loans. The lower weighted average loan interest rate resulted in a reduction in loan interest income of approximately $4.3 million. Consolidation loan activity also increased the amortization and write-offs of acquisition costs and increased the consolidation rebate fee, reducing loan interest income an additional approximately $8.4 million during the three months ended March 31, 2004. The reduction in loan interest income resulting from the decline in interest rates, the reduction in variable-rate floor income, and the effects of the increase in consolidation loans was offset by an increase in loan interest due to the growth of the Company's portfolio of student loans. The average student loan portfolio increased by $2.7 billion, or 321.7%, at March 31, 2004 as compared to March 31, 2003, which increased loan interest income by approximately $31.2 million.

Interest expense on bonds and notes payable decreased despite an increase in average total debt of approximately $2.9 billion, specifically an increase in average variable-rate debt, which increased interest expense by approximately $8.6 million during the three months ended March 31, 2004 as compared to the comparable period in 2003. The reduction in interest rates, specifically LIBOR and auction rates, decreased the Company's average cost of funds to 1.55% during the three months ended March 31, 2004 from 2.38% during the comparable period in 2003, which decreased interest expense approximately $502,000. The Company reduced average fixed-rate debt by $11.1 million during the three months ended March 31, 2004 as compared to the comparable period in 2003, which decreased the Company's overall interest expense by approximately $175,000. In addition, an increase in the loan warehousing capacity through 364-day commercial paper conduit programs increased facilities and commitment expense approximately $885,000 during the three months ended March 31, 2004 as compared to the comparable period in 2003.

The Company's net interest margin decreased to 1.70% during the three months ended March 31, 2004 from 3.08% during the comparable period in 2003. Net interest income, excluding the effects of variable-rate floor income, increased approximately $9.5 million, or 138.6%, to approximately $16.4 million during the three months ended March 31, 2004 from approximately $6.9 million during the comparable period in 2003.

PROVISION FOR LOAN LOSSES. The provision for loan losses for student loans increased due to the increase in the size of the Company's student loan portfolio.

OTHER INCOME (EXPENSE). In January 2004, the Company entered into an interest rate cap and recognized a $0.8 million derivative market value loss on this financial instrument.

OPERATING EXPENSES. Total operating expenses increased during the three months ended March 31, 2004 as compared to the comparable period in 2003 as a result of the growth in the Company's assets and liabilities. Trustee and other debt related fees increased as result of a $2.9 billion increase in average total debt outstanding. Loan servicing fees to related parties and administrative fees to parent increased as a result of the increase in average student loans outstanding as previously described.

INCOME TAX EXPENSE. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 33.5% during the three months ended March 31, 2004 and 36.0% during the three months ended March 31, 2003.

NET INCOME. Net income increased to $2.8 million during the three months ended March 31, 2004 from $1.7 million during the three months ended March 31, 2003, for the reasons discussed above.

STUDENT LOAN SPREAD ANALYSIS

The following table analyzes the student loan spread on the Company's portfolio of student loans during the three months ended March 31, 2004 and 2003. This table represents the spread on assets earned in conjunction with the liabilities used to fund the assets. Maintenance of the spread on assets is a key factor in maintaining and growing the Company's income.

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                                2004        2003
                                                            -----------  -----------
Student loan yield.........................................      4.55 %       6.82 %
Consolidation rebate fees..................................     (0.87)       (0.30)
Premium amortization.......................................     (0.28)       (0.53)
                                                           ------------  -----------
Student loan net yield.....................................      3.40         5.99
Student loan cost of funds.................................     (1.55)       (2.38)
                                                           ------------  -----------
Student loan spread, including variable-rate floor income..      1.85         3.61
Variable-rate floor income.................................     (0.01)       (0.28)
                                                           ------------  -----------
Student loan spread, excluding variable-rate floor income..      1.84 %       3.33 %
                                                           ============  ===========

Average balance of student loans (in thousands)............$3,594,300    $ 852,340


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable under General Instruction H-2.

ITEM 4. CONTROLS AND PROCEDURES

Under supervision and with the participation of certain members of the Company's management, including the principal executive officer and principal financial officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's principal executive officer and principal financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Quarterly Report on Form 10-Q as it relates to the Company.

There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The effectiveness of the Company's or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that the Company's disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, the Company's or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by borrowers disputing the manner in which their loans have been processed. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company's business, financial position, or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable under General Instruction H-2.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable under General Instruction H-2.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable under General Instruction H-2.


ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS


 EXHIBIT
   NO.                          DESCRIPTION
   ---                          -----------

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

    4.3 Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and Eligible Lender Trustee, dated January 1, 2004, is incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of Nelnet, Inc. for the year ended December 31, 2003.

    4.4 Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank, National Association, as Indenture Trustee and Eligible Lender Trustee, dated as of April 1, 2004, is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on May 5, 2004.

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

    10.12 April 2004 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements and Standby Purchase Agreements, dated effective April 15, 2004, among Bank of America, N.A., Nelnet Education Loan Funding, Inc., National Education Loan Network, Inc., Nelnet, Inc., and Union Bank and Trust Company is incorporated by reference to Exhibit 10.67 of the Quarterly Report on Form 10-Q of Nelnet, Inc. for the three months ended March 31, 2004.

    10.13 Agreement to Extend Termination Date for the Warehouse Note Purchase and Security Agreement, dated as of May 1, 2004, among Nelnet Education Loan Funding, Inc., Bank of America, N.A., Deutsche Bank AG, New York Branch, and Societe Generale is incorporated by reference to Exhibit 10.71 of the Quarterly Report on Form 10-Q of Nelnet, Inc. for the three months ended March 31, 2004.

    31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.

    31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer.

    32** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------

*    Filed herewith
**   Furnished herewith

(b)  REPORTS ON FORM 8-K.

The Company filed a current report on Form 8-K on May 4, 2004, for the purpose of filing copies of certain documents executed and delivered in connection with issuance by the Company of $817,700,000 of Student Loan Asset-Backed Rate Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NELNET EDUCATION LOAN FUNDING, INC.

Date:  May 17, 2004                     By:  /s/ Terry J. Heimes
                                         --------------------------------
                                        Name:  Terry J. Heimes
                                        Title: President
                                               (Principal Executive Officer)

                                        By:  /s/ James D. Kruger
                                         ---------------------------------
                                        Name:  James D. Kruger
                                        Title: Secretary and Treasurer
                                               (Principal Financial Officer)