Form 10-Q
period 2004-06-30
NELNET EDUCATION LOAN FUNDING INC
filed 2004-08-16
CIK 1228874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the transition period from to .


                        COMMISSION FILE NUMBER 333-104736


                       NELNET EDUCATION LOAN FUNDING, INC.
             (Exact name of registrant as specified in its charter)

                NEBRASKA                                         47-0809600
    (State or other jurisdiction                             (I.R.S. Employer
    of incorporation or organization)                       Identification No.)
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

As of July 31, 2004, there are 111 shares of common stock, $100 par value, outstanding.

The registrant meets the condition set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                       NELNET EDUCATION LOAN FUNDING, INC.
                                    FORM 10-Q
                                      INDEX
                                  June 30, 2004

Part I.  FINANCIAL INFORMATION
         Item 1. Financial Statements .........................................................................  2
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ........  7
         Item 3. Quantitative and Qualitative Disclosures About Market Risk ................................... 13
         Item 4. Controls and Procedures ...................................................................... 14

Part II. OTHER INFORMATION
         Item 1. Legal Proceedings ............................................................................ 14
         Item 2. Changes in Securities and Use of Proceeds .................................................... 14
         Item 3. Defaults Upon Senior Securities .............................................................. 14
         Item 4. Submission of Matters to a Vote of Security Holders .......................................... 14
         Item 5. Other Information ............................................................................ 14
         Item 6. Exhibits and Reports on Form 8-K ............................................................. 15

Signatures .................................................................................................... 18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                                 Balance Sheets

                                                                            June 30, 2004       December 31, 2003
                                                                          ----------------     -------------------
                                                                             (unaudited)
                                                                          (dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of
   $29 and $2,574, respectively) .......................................     $ 4,944,857           $ 3,213,660
Cash and cash equivalents:
   Cash and cash equivalents - not held at a related party .............           6,916                 9,150
   Cash and cash equivalents - held at a related party .................           1,744                    --
                                                                             -----------           -----------
Total cash and cash equivalents ........................................           8,660                 9,150
Restricted cash - held by trustee ......................................         143,162                90,726
Restricted investments - held by trustee ...............................         205,159                73,676
Accrued interest receivable ............................................          91,110                58,091
Other assets ...........................................................          16,151                 6,722
                                                                             -----------           -----------

   Total assets ........................................................     $ 5,409,099           $ 3,452,025
                                                                             ===========           ===========

Liabilities:
Bonds and notes payable ................................................     $ 5,140,537           $ 3,378,050
Accrued interest payable ...............................................          11,345                 3,790
Other liabilities, including deferred taxes ............................         104,119                54,207
Income taxes payable to parent .........................................          44,571                   259
                                                                             -----------           -----------
   Total liabilities ...................................................       5,300,572             3,436,306
                                                                             -----------           -----------

Stockholder's equity:
Common stock, $100 par value. Authorized 1,000 shares; issued
   and outstanding 111 shares ..........................................              11                    11
Additional paid-in capital .............................................          12,294                 5,652
Retained earnings ......................................................          96,222                10,056
                                                                             -----------           -----------
   Total stockholder's equity ..........................................         108,527                15,719
                                                                             -----------           -----------
   Total liabilities and stockholder's equity ..........................     $ 5,409,099           $ 3,452,025
                                                                             ===========           ===========


See accompanying notes to financial statements.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                              Statements of Income
                                   (unaudited)

                                                                             Three months ended             Six months ended
                                                                                   June 30,                     June 30,
                                                                          -----------------------        -----------------------
                                                                             2004           2003           2004           2003
                                                                          ---------      --------        ---------      --------
                                                                                          (dollars in thousands)
Interest income:
  Loan interest ..............................................            $ 159,056      $ 14,113        $ 189,631      $ 26,874
  Investment interest ........................................                  932           867            1,803         1,642
                                                                          ---------      --------        ---------      --------
    Total interest income ....................................              159,988        14,980          191,434        28,516

Interest expense:
  Interest on bonds and notes payable ........................               18,176         7,902           33,188        13,978
                                                                          ---------      --------        ---------      --------
    Net interest income ......................................              141,812         7,078          158,246        14,538
Less provision (recovery) for loan losses ....................               (3,335)          100           (2,185)          150
                                                                          ---------      --------        ---------      --------
    Net interest income after provision (recovery) for
      loan losses ............................................              145,147         6,978          160,431        14,388
                                                                          ---------      --------        ---------      --------

Other income (expense):
  Derivative market value adjustment .........................               (1,374)           --           (2,205)           --
  Other ......................................................                  236            99              465           196
                                                                          ---------      --------        ---------      --------
    Total other income (expense) .............................               (1,138)           99           (1,740)          196
                                                                          ---------      --------        ---------      --------

Operating expenses:
    Trustee and other debt related fees ......................                1,045           615            2,295         1,165
    Loan servicing fees to related party .....................                8,008         3,432           14,697         6,348
    Loan servicing fees ......................................                  117           104              208           206
    Administrative fees to parent ............................                2,749         1,603            5,055         2,890
    Professional services ....................................                   42            27              112            79
                                                                          ---------      --------        ---------      --------
      Total operating expenses ...............................               11,961         5,781           22,367        10,688
                                                                          ---------      --------        ---------      --------
Income before income tax expense .............................              132,048         1,296          136,324         3,896

Income tax expense ...........................................               48,724           466           50,158         1,402
                                                                          ---------      --------        ---------      --------
      Net income .............................................            $  83,324      $    830        $  86,166      $  2,494
                                                                          =========      ========        =========      ========


See accompanying notes to financial statements.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                           Six months ended
                                                                                                                June 30,
                                                                                                      ----------------------------
                                                                                                          2004             2003
                                                                                                      -----------      -----------
                                                                                                         (dollars in thousands)
Net income .....................................................................................      $    86,166      $     2,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Amortization, including premiums and deferred origination costs ...........................            6,191            2,813
     Derivative market value adjustment ........................................................            2,205               --
     Deferred income tax expense (benefit) .....................................................            5,847           (2,903)
     Provision (recovery) for loan losses ......................................................           (2,185)             150
     Increase in accrued interest receivable ...................................................          (33,019)         (13,338)
     Increase in other assets ..................................................................           (9,324)          (2,676)
     Increase in accrued interest payable ......................................................            7,555              844
     Increase in other liabilities .............................................................           44,065            6,672
     Increase in income taxes payable to parent ................................................           44,312            3,753
                                                                                                      -----------      -----------
        Net cash provided by (used in) operating activities ....................................          151,813           (2,191)
                                                                                                      -----------      -----------
Cash flows from investing activities:
     Originations, purchases, and consolidations of student loans, including premiums and
        deferred origination costs .............................................................       (2,104,785)        (733,898)
     Net proceeds from student loan principal payments and loan consolidations .................          203,814          115,746
     Purchases of student loans, including premiums, from affiliates ...........................          (95,589)      (1,113,935)
     Proceeds from sales of student loans to affiliates ........................................          230,428          998,510
     Proceeds (payments) on loan participations ................................................           31,556          (24,104)
     Increase in restricted cash - held by trustee .............................................          (52,436)         (31,357)
     Purchases of restricted investments - held by trustee .....................................         (362,825)        (105,680)
     Proceeds from maturities of restricted investments - held by trustee ......................          231,342          137,050
                                                                                                      -----------      -----------
        Net cash used in investing activities ..................................................       (1,918,495)        (757,668)
                                                                                                      -----------      -----------
Cash flows from financing activities:
     Proceeds from issuance of bonds and notes payable .........................................        2,027,700        1,087,873
     Payments on bonds and notes payable .......................................................         (265,213)        (326,603)
     Payment for debt issuance costs ...........................................................           (2,937)          (1,161)
     Proceeds from capital contributions from parent ...........................................           11,202           11,035
     Payments for return of capital to parent ..................................................           (4,560)          (7,178)
     Dividends paid to parent ..................................................................               --           (7,344)
                                                                                                      -----------      -----------
        Net cash provided by financing activities ..............................................        1,766,192          756,622
                                                                                                      -----------      -----------
        Net decrease in cash and cash equivalents ..............................................             (490)          (3,237)
Cash and cash equivalents, beginning of period .................................................            9,150            9,294
                                                                                                      -----------      -----------
Cash and cash equivalents, end of period .......................................................      $     8,660            6,057
                                                                                                      ===========      ===========
Supplemental disclosure of cash flow information:
     Interest paid .............................................................................      $    25,006           12,882
                                                                                                      ===========      ===========

See accompanying notes to financial statements.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                          Notes to Financial Statements
      (Information at June 30, 2004 and for the three and six months ended
                      June 30, 2004 and 2003 is unaudited)

1. Basis of Presentation

Nelnet Education Loan Funding, Inc. (the "Company") is a wholly-owned subsidiary of National Education Loan Network, Inc. ("NELN" or the "Parent") and a wholly-owned indirect subsidiary of Nelnet, Inc ("Nelnet"). The Parent is a holding company organized for the purpose of establishing and owning the stock of corporations like the Company engaged in the securitization of financial assets. The Parent also provides managerial and administrative support to the Company. The Company contracts the majority of its loan servicing with Nelnet. In addition, the Company files a consolidated tax return with Nelnet, the legal parent of NELN. The financial statements reflect income taxes computed as if the Company filed a separate tax return. Current income tax liabilities are recorded by the Company to its Parent as if the Company were a separate tax-paying entity.

The accompanying unaudited financial statements of the Company as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2003 and, in the opinion of the Company's management, the unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations which might be expected for the entire year. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. The unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts from 2003 have been reclassified to conform to the current period presentation.

2. Deferred Income

A portion of the Company's Federal Family Education Loan Program ("FFELP" or "FFEL Program") loan portfolio is comprised of loans that are currently or were previously financed with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act of 1965, as amended, and related interpretations by the U.S. Department of Education (the "Department"), the Company is entitled to receive special allowance payments on these loans providing the Company with a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding whether it was allowed to recognize the income based on the 9.5% minimum rate of return. While pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $123.9 million of interest income. At December 31, 2003 and March 31, 2004, the amount of deferred excess interest income on these loans was approximately $43 million and approximately $79 million, respectively, and was included in other liabilities on the Company's balance sheet. In future periods, the Company will recognize the income from the special allowance payments on these loans as it is earned.

3. Allowance for Loan Losses

The allowance for loan losses is estimated and established through a provision charged to expense. Losses are charged against the allowance when management believes the collectibility of the loan principal is unlikely. Recovery of amounts previously charged off is credited to the allowance for loan losses.

The allowance for the Company's federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolio considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 98% of principal and interest of federally insured student loans, which limits the Company's loss exposure to 2% of the outstanding balance of the Company's federally insured portfolio.

Effective June 1, 2004, Nelnet was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, Nelnet's servicing customers receive 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement beginning June 1, 2004 and are not subject to the 2% risk sharing loss for eligible claims submitted after that date. Only FFEL Program loans that are serviced by Nelnet, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100% reimbursement. At June 30, 2004, the majority of the Company's loans were serviced by a service provider designated as an Exceptional Performer. The majority of these loans (95%) are serviced by Nelnet. The Company is entitled to receive this benefit as long as its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In June 2004, the Company's allowance for loan loss balance was reduced by $3.7 million and the provision for loan losses was similarly reduced to account for the estimated effects of the Exceptional Performer designations achieved by the Company's service providers.

4. Bonds and Notes Payable and Accounting for Derivatives

On January 15, 2004 and April 29, 2004, the Company consummated debt offerings of student loan asset-backed notes of $1.0 billion each, with final maturity dates ranging from 2009 through 2039. The majority of notes issued in these transactions have variable interest rates based on a spread to LIBOR or reset under auction procedures. In conjunction with these offerings, the Company entered into certain interest rate cap financial instruments. The Company executed a 5.25% interest rate cap, effective January 30, 2004, with a notional amount of $800.0 million that terminates in February 2006. In addition, the Company executed two interest rate caps, effective April 29, 2004, with notional amounts of $450.0 million and $651.0 million that terminate in May 2006 and August 2019, respectively. The interest rate caps on these derivatives are 5.0% and 7.10%, respectively.

The Company accounts for these interest rate caps under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities, as defined, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as either an asset or liability on the balance sheet and measure them at fair value. The fair value of the Company's interest rate caps are determined from market quotes from independent security brokers. At June 30, 2004, the fair market value of the Company's outstanding interest rate caps was $6.2 million, which is included in other assets on the accompanying balance sheet.

The Company incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing characteristics of certain liabilities so that movements in interest rates do not, on a material basis, adversely affect interest expense. The Company views this strategy as a prudent management of interest rate sensitivity. Management believes its derivative transactions are economically effective; however, they do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are reported in current period earnings. For the three and six months ended June 30, 2004, the Company recorded losses of $1.4 million and $2.2 million, respectively, related to the change in fair value of its outstanding interest rate caps.

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty would owe the Company if the derivative was terminated. When the fair value of a derivative contract is negative, the Company would owe the counterparty if the derivative was terminated and, therefore, it has no credit risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. The Company also maintains a policy of requiring that an International Swaps and Derivative Association Master Agreement govern all derivative contracts.

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

The Company

The Company is a bankruptcy remote, special purpose corporation formed under the laws of the State of Nebraska. The Company was organized in 1998 to acquire the student loan assets and liabilities of Nebraska Higher Education Loan Program, Inc., a non-profit corporation that had previously operated as a qualified scholarship funding corporation under Section 150(d) of the Internal Revenue Code. In connection with that transaction, the Company assumed the obligations of Nebraska Higher Education Loan Program, Inc. to pay the principal and interest due on its outstanding student loan revenue bonds. When those obligations were assumed, the Company also received from Nebraska Higher Education Loan Program, Inc. an assignment of all of the student loans and other assets that had been pledged to secure their repayment, and certain other related assets. Since completing that transaction, the Company has issued additional series of student loan asset-backed notes and used the proceeds of those notes to finance additional portfolios of student loans.

The Company is a wholly owned subsidiary of National Education Loan Network, Inc., which is a wholly owned subsidiary of Nelnet, Inc., a reporting company under the Securities Exchange Act of 1934. Prior to April 21, 2003, the Company was named NEBHELP, INC.

General Description of the Business of the Company

The Company is a special purpose corporation formed to engage in the business of originating, acquiring, financing, holding, and managing guaranteed education loans made to students and to parents of students under the Higher Education Act of 1965, as amended (the "Higher Education Act"). As a special purpose corporation, the Company may not engage in any activity other than:

o originating, acquiring, financing, holding, and managing student loans and the other related assets, and the proceeds there from;

o    issuing bonds and notes; and

o    engaging in other activities related to the activities listed above.

As of June 30, 2004, the Company held a student loan portfolio of $4.9 billion, consisting entirely of loans originated under the FFEL Program. As of June 30, 2004, the Company had issued and outstanding $5.1 billion of debt obligations, the proceeds of which were used to finance its student loan portfolio. The Company's student loans, and certain other assets, are pledged to secure payment of its debt obligation under various indentures of trust.

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

The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the U.S. Department of Education (the "Department,") and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. The more drastic the reduction in rates subsequent to the July 1 annual borrower interest rate reset date, the greater the Company's opportunity to earn variable-rate floor income. In declining interest rate environments, the Company can earn significant amounts of such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, the Company's opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Since the borrower rates are reset annually, the Company views earnings on variable-rate floor income as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in the future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure the nature of such environment in the future. Based upon provisions of the Higher Education Act, loans previously financed with tax-exempt obligations issued prior to October 1, 1993 are entitled to receive special allowance payments equal to a 9.5% minimum rate of return.

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

A portion of the Company's FFELP loan portfolio is comprised of loans that are currently or were previously financed with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act and related interpretations by the Department, the Company is entitled to receive special allowance payments on these loans providing the Company with a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding whether it was allowed to recognize the income based on the 9.5% minimum rate of return. While pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the excess interest income that was generated by these loans. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $123.9 million of interest income. At December 31, 2003 and March 31, 2004, the amount of deferred excess interest income on these loans was approximately $43 million and approximately $79 million, respectively. In future periods, the Company will recognize the income from the special allowance payments on these loans as it is earned.

Investment interest income includes income from restricted cash and investments and income from unrestricted interest-earning deposits and funds pledged to secure repayment of the bonds and notes payable.

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

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 98% of principal and interest of federally insured student loans, which limits the Company's loss exposure to 2% of the outstanding balance of the Company's federally insured portfolio.

Effective June 1, 2004, Nelnet was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, Nelnet's servicing customers receive 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement beginning June 1, 2004 and are not subject to the 2% risk sharing loss for eligible claims submitted after that date. Only FFEL Program loans that are serviced by Nelnet, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100% reimbursement. At June 30, 2004, the majority of the Company's loans were serviced by a service provider designated as an Exceptional Performer. The majority of these loans (95%) are serviced by Nelnet. The Company is entitled to receive this benefit as long as its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In June 2004, the Company's allowance for loan loss balance was reduced by $3.7 million and the provision for loan losses was similarly reduced to account for the estimated effects of the Exceptional Performer designations achieved by the Company's service providers. The Company anticipates lower provision expense for loan losses compared to historical periods as a result of its service providers' Exceptional Performer designations.

The evaluation of the provision for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is adequate to cover probable losses inherent in the loan portfolio.

Other Income (Expense)

Other income (expense) primarily includes the derivative market value adjustment related to the Company's interest rate caps.

Operating Expenses

Operating expenses include costs incurred to manage and administer the Company's student loan portfolio and its financing transactions, costs incurred to generate and acquire student loans, and administrative expenses.

The Company does not believe inflation has a significant effect on its operations.

Results of Operations

Three months ended June 30, 2004 compared to the three months ended June 30,
2003

                                                                         Three months ended
                                                                               June 30,
                                                                      -------------------------
                                                                         2004            2003            $ Change         % Change
                                                                      ---------        --------          ---------        --------
                                                                                         (dollars in thousands)
Interest income:
   Loan interest, excluding variable-rate floor income .........      $ 162,121        $ 14,709          $ 147,412         1,002.2%
   Variable-rate floor income ...................................            --             838               (838)         (100.0)
   Amortization of loan premiums and deferred origination
     costs ......................................................        (3,065)         (1,434)            (1,631)          113.7
   Investment interest ..........................................           932             867                 65             7.5
                                                                      ---------        --------          ---------        --------
     Total interest income ......................................       159,988          14,980            145,008           968.0
Interest expense:
   Interest on bonds and notes payable ..........................        18,176           7,902             10,274           130.0
                                                                      ---------        --------          ---------        --------
     Net interest income ........................................       141,812           7,078            134,734         1,903.6
Less provision (recovery) for loan losses .......................        (3,335)            100             (3,435)       (3,435.0)
                                                                      ---------        --------          ---------        --------
     Net interest income after provision (recovery)
       for loan losses ..........................................       145,147           6,978            138,169         1,980.1
                                                                      ---------        --------          ---------        --------
Other income (expense):
   Derivative market value adjustment ...........................        (1,374)             --             (1,374)         (100.0)
   Other ........................................................           236              99                137           138.4
                                                                      ---------        --------          ---------        --------
     Total other income (expense) ...............................        (1,138)             99             (1,237)       (1,249.5)
                                                                      ---------        --------          ---------        --------
Operating expenses:
     Trustee and other debt related fees ........................         1,045             615                430            69.9
     Loan servicing fees to related parties .....................         8,008           3,432              4,576           133.3
     Loan servicing fees ........................................           117             104                 13            12.5
     Administrative fees to parent ..............................         2,749           1,603              1,146            71.5
     Professional services ......................................            42              27                 15            55.6
                                                                      ---------        --------          ---------        --------
       Total operating expenses .................................        11,961           5,781              6,180           106.9
                                                                      ---------        --------          ---------        --------
       Income before income tax expense .........................       132,048           1,296            130,752        10,088.9
Income tax expense ..............................................        48,724             466             48,258        10,355.8
                                                                      ---------        --------          ---------        --------
       Net income ...............................................     $  83,324        $    830          $  82,494         9,939.0%
                                                                      =========        ========          =========        ========

Net interest income. Total loan interest, including variable-rate floor income and amortization of loan premiums and deferred origination costs, increased as a result of an increase in the size of the student loan portfolio and recognition of the special allowance yield adjustment, offset by changes in the interest rate environment and in the pricing characteristics of the Company's student loan assets. Recognition of the special allowance yield adjustment of $123.9 million, offset by lower interest rates during the three months ended June 30, 2004, caused an increase in the student loan net yield to 14.36% from 4.18% in the comparable period in 2003. The special allowance yield adjustment increased the student loan net yield 11.19% during the three months ended June 30, 2004. Variable-rate floor income decreased in 2004 compared to 2003 due to the timing and relative change in interest rates during the periods. Essentially, prevailing interest rates declined drastically subsequent to the July 1, 2002 annual borrower interest rate reset date compared to their less substantial decline following the reset of rates on July 1, 2003. Consequently, the Company realized no variable-rate floor income during the three months ended June 30, 2004 as compared to $0.8 million during the comparable period in 2003. The weighted average interest rate on the student loan portfolio increased during the three months ended June 30, 2004 due to recognition of the special allowance yield adjustment, offset by lower interest rates and the increase in the number of lower yielding consolidation loans. The higher weighted average loan interest rate resulted in an increase in loan interest income of approximately $35.7 million. Consolidation loan activity increased the amortization and write-offs of amortization of premiums and deferred origination costs and increased the consolidation rebate fee, reducing loan interest income approximately $9.3 million. The increase in loan interest income was also a result of an increase in the Company's portfolio of student loans. The average student loan portfolio increased by $3.1 billion, or 228.3%, at June 30, 2004 as compared to June 30, 2003, which, coupled with the recognition of the special allowance yield adjustment, increased loan interest income by approximately $119.2 million.

Interest expense on bonds and notes payable increased due to an increase in average total debt of approximately $3.3 billion, specifically an increase in average variable-rate debt, which increased interest expense by approximately $10.8 million during the three months ended June 30, 2004 as compared to the comparable period in 2003. The increase in average debt also resulted in an increase in amortization of bond issuance costs of approximately $162,000. The reduction in interest rates, specifically LIBOR and auction rates, decreased the Company's average cost of funds to 1.54% during the three months ended June 30, 2004 from 2.18% during the comparable period in 2003, which decreased interest expense on existing variable-rate debt approximately $435,000. The Company reduced average fixed-rate debt by $11.1 million during the three months ended June 30, 2004 as compared to the comparable period in 2003, which decreased the Company's interest expense by approximately $175,000.

Net interest income, excluding the effects of variable-rate floor income and recognition of the special allowance yield adjustment, increased approximately $11.7 million to approximately $17.9 million during the three months ended June 30, 2004 from approximately $6.2 million during the comparable period in 2003.

Provision for loan losses. The provision for loan losses for student loans decreased $3.4 million from an expense of $0.1 million for the three months ended June 30, 2003 to a recovery of $3.3 million during the three months ended June 30, 2004 as a result of the Exceptional Performer designations previously discussed.

Other income (expense). The company began utilizing interest rate caps in January 2004. The Company recorded a loss of $1.4 million related to the change in fair value of its outstanding interest rate caps for the three months ended June 30, 2004.

Operating expenses. Total operating expenses increased during the three months ended June 30, 2004 as compared to the comparable period in 2003 as a result of the growth in the Company's assets and liabilities. Trustee and other debt related fees increased as result of the increase in average total debt outstanding. Loan servicing fees to related parties and administrative fees to parent increased as a result of the increase in average student loans outstanding.

Income tax expense. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 36.9% during the three months ended June 30, 2004 and 36.0% during the three months ended June 30, 2003.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

                                                                           Six months ended
                                                                               June 30,
                                                                      --------------------------
                                                                         2004             2003            $ Change       % Change
                                                                      ---------         --------          ---------      --------
                                                                                          (dollars in thousands)
Interest income:
  Loan interest, excluding variable-rate floor income ..........      $ 195,133         $ 27,998          $ 167,135         597.0%
  Variable-rate floor income ...................................             62            1,437             (1,375)        (95.7)
  Amortization of loan premiums and deferred origination
    costs ......................................................         (5,564)          (2,561)            (3,003)        117.3
  Investment interest ..........................................          1,803            1,642                161           9.8
                                                                      ---------         --------          ---------      --------
     Total interest income .....................................        191,434           28,516            162,918         571.3
Interest expense:
  Interest on bonds and notes payable ..........................         33,188           13,978             19,210         137.4
                                                                      ---------         --------          ---------      --------
     Net interest income .......................................        158,246           14,538            143,708         988.5
Less provision (recovery) for loan losses ......................         (2,185)             150             (2,335)     (1,556.7)
                                                                      ---------         --------          ---------      --------
     Net interest income after provision (recovery) for
       loan losses .............................................        160,431           14,388            146,043       1,015.0
                                                                      ---------         --------          ---------      --------
Other income (expense):
  Derivative market value adjustment ...........................         (2,205)              --             (2,205)       (100.0)
  Other ........................................................            465              196                269         137.2
                                                                      ---------         --------          ---------      --------
     Total other income (expense) ..............................         (1,740)             196             (1,936)       (987.8)
                                                                      ---------         --------          ---------      --------
Operating expenses:
     Trustee and other debt related fees .......................          2,295            1,165              1,130          97.0
     Loan servicing fees to related parties ....................         14,697            6,348              8,349         131.5
     Loan servicing fees .......................................            208              206                  2           1.0
     Administrative fees to parent .............................          5,055            2,890              2,165          74.9
     Professional services .....................................            112               79                 33          41.8
                                                                      ---------         --------          ---------      --------
        Total operating expenses ...............................         22,367           10,688             11,679         109.3
                                                                      ---------         --------          ---------      --------
        Income before income tax expense .......................        136,324            3,896            132,428       3,399.1
Income tax expense .............................................         50,158            1,402             48,756       3,477.6
                                                                      ---------         --------          ---------      --------
        Net income .............................................      $  86,166         $  2,494          $  83,672       3,354.9%
                                                                      =========         ========          =========      ========

Net interest income. Total loan interest, including variable-rate floor income and amortization of loan premiums and deferred origination costs, increased as a result of recognition of an increase in the size of the student loan portfolio and the special allowance yield adjustment, offset by changes in the interest rate environment and in the pricing characteristics of the Company's student loan assets. Recognition of the special allowance yield adjustment of $123.9 million, offset by lower interest rates during the six months ended June 30, 2004, caused an increase in the student loan net yield to 9.45% from 4.84% in the comparable period in 2003. The special allowance yield adjustment recognized in June 2004 increased the student loan net yield 6.18% during the six months ended June 30, 2004. Variable-rate floor income decreased in 2004 compared to 2003 due to the timing and relative change in interest rates during the periods. Essentially, prevailing interest rates declined drastically subsequent to the July 1, 2002 annual borrower interest rate reset date compared to their less substantial decline following the reset of rates on July 1, 2003. Consequently, the Company realized approximately $62,000 in variable-rate floor income during the six months ended June 30, 2004 as compared to $1.4 million during the comparable period in 2003. The weighted average interest rate on the student loan portfolio increased during the six months ended June 30, 2004 due to recognition of the special allowance yield adjustment, offset by lower interest rates and the increase in the number of lower yielding consolidation loans. The higher weighted average loan interest rate resulted in an increase in loan interest income of approximately $28.3 million. Consolidation loan activity increased the amortization and write-offs of premiums and deferred origination costs and increased the consolidation rebate fee, reducing loan interest income approximately $17.9 million. The increase in loan interest income was also a result of an increase in the Company's portfolio of student loans. The average student loan portfolio increased by $2.9 billion, or 261.2%, at June 30, 2004 as compared to June 30, 2003, which, coupled with the recognition of the special allowance yield adjustment, increased loan interest income by approximately $153.6 million.

Interest expense on bonds and notes payable increased due to an increase in average total debt of approximately $3.1 billion, specifically an increase in average variable-rate debt, which increased interest expense by approximately $20.2 million during the six months ended June 30, 2004 as compared to the same period in 2003. The increase in average debt also resulted in an increase in amortization of bond issuance costs of approximately $375,000. The reduction in interest rates, specifically LIBOR and auction rates, decreased the Company's average cost of funds to 1.54% during the six months ended June 30, 2004 from 2.26% during the comparable period in 2003, which decreased interest expense on existing variable rate debt approximately $980,000. The Company reduced average fixed-rate debt by $11.1 million during the six months ended June 30, 2004 as compared to the comparable period in 2003, which decreased the Company's interest expense by approximately $350,000.

Net interest income, excluding the effects of variable-rate floor income and the recognition of the special allowance yield adjustment, increased approximately $21.2 million to approximately $34.3 million during the six months ended June 30, 2004 from approximately $13.1 million during the comparable period in 2003.

Provision for loan losses. The provision for loan losses for student loans decreased $2.3 million from an expense of $0.1 million during the six months ended June 30, 2003 to a recovery of $2.2 million for the six months ended June 30, 2004 as a result of the Exceptional Performer designations previously discussed.

Other income (expense). The company began utilizing interest rate caps in January 2004. The Company recorded a loss of $2.2 million related to the change in fair value of its outstanding interest rate caps for the six months ended June 30, 2004.

Operating expenses. Total operating expenses increased during the six months ended June 30, 2004 as compared to the comparable period in 2003 as a result of the growth in the Company's assets and liabilities. Trustee and other debt related fees increased as result of the increase in average total debt outstanding. Loan servicing fees to related parties and administrative fees to parent increased as a result of the increase in average student loans outstanding.

Income tax expense. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 36.8% during the six months ended June 30, 2004 and 36.0% during the six months ended June 30, 2003.

Student Loan Spread Analysis

Maintenance of the spread on assets is a key factor in maintaining and growing the Company's income. The following table analyzes the student loan spread on the Company's portfolio of student loans during the three and six months ended June, 2004 and 2003, and represents the spread on assets earned in conjunction with the liabilities used to fund the assets.

                                                                   Three months ended                  Six months ended
                                                                        June 30,                           June 30,
                                                               -------------------------          -------------------------
                                                                  2004           2003                2004            2003
                                                               ----------     ----------          ----------      ----------
Student loan yield........................................          15.49%          5.14%              10.59%           5.74%
Consolidation rebate fees.................................          (0.85)         (0.53)              (0.86)          (0.44)
Premium amortization......................................          (0.28)         (0.43)              (0.28)          (0.46)
                                                               ----------     ----------          ----------      ----------
Student loan net yield....................................          14.36           4.18                9.45            4.84
Student loan cost of funds................................          (1.54)         (2.18)              (1.54)          (2.26)
                                                               ----------     ----------          ----------      ----------
Student loan spread.......................................          12.82           2.00                7.91            2.58
Variable-rate floor income................................             --          (0.25)                 --           (0.26)
Special allowance yield adjustment (a)....................         (11.19)            --               (6.18)             --
                                                               ----------     ----------          ----------      ----------
Core student loan spread..................................           1.63%          1.75%               1.73%           2.32%
                                                               ==========     ==========          ==========      ==========
Average balance of student loans (in thousands)...........     $4,427,712     $1,348,811          $4,011,006      $1,110,575

(a) On June 30, 2004, the Company recognized $123.9 million of excess interest income that had previously been deferred. At December 31, 2003 and March 31, 2004, the amount of deferred excess interest income on these loans was $42.9 million and $78.8 million, respectively. In future periods, the Company will recognize the income from the special allowance payments on these loans as it is earned.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
  No.                                    Description
-------                                  -----------

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

  10.12        February 2004 Amendment to Application and Agreement for Standby
               Letter of Credit, Loan Purchase Agreements and Standby Student
               Loan Purchase Agreements, dated as of February 20, 2004, among
               National Education Loan Network, Inc., Nelnet, Inc., Nelnet
               Education Loan Funding, Inc., Union Bank and Trust Company and
               Bank of America, N.A. Incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K of Nelnet, Inc. for the year ended 2003.

  10.13        Amendment to Application and Agreement for Standby Letter of
               Credit, Loan Purchase Agreements and Standby Student Loan
               Purchase Agreements, dated effective November 20, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet
               Education Loan Funding, Inc., Union Bank and Trust Company and
               Bank of America, N.A. Incorporated by reference to Exhibit 10.63 to the Annual Report on Form 10-K of Nelnet, Inc. for the year ended 2003.

  10.14        Amendment to Application and Agreement for Standby Letter of
               Credit, Loan Purchase Agreements and Standby Student Loan
               Purchase Agreements, dated effective December 19, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet
               Education Loan Funding, Inc., Union Bank and Trust Company and
               Bank of America, N.A. Incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K of Nelnet, Inc. for the year ended 2003.

  10.15        April 2004 Amendment to Application and Agreement for Standby
               Letter of Credit, Loan Purchase Agreements and Standby Purchase
               Agreements, dated effective April 15, 2004, among Bank of
               America, N.A., Nelnet Education Loan Funding, Inc., National
               Education Loan Network, Inc., Nelnet, Inc., and Union Bank and
               Trust Company is incorporated by reference to Exhibit 10.67 of the Quarterly Report on Form 10-Q of Nelnet, Inc. for the three months ended March 31, 2004.

  10.16        Agreement to Extend Termination Date for the Warehouse Note
               Purchase and Security Agreement, dated as of May 1, 2004, among
               Nelnet Education Loan Funding, Inc., Bank of America, N.A.,
               Deutsche Bank AG, New York Branch, and Societe Generale is incorporated by reference to Exhibit 10.71 of the Quarterly
               Report on Form 10-Q of Nelnet, Inc. for the three months ended
               March 31, 2004.

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

The Company filed a current report on Form 8-K on July 2, 2004 announcing that effective June 30, 2004, it will begin to recognize income related to student loan portfolios funded from the proceeds of tax-exempt bonds, including amounts previously deferred through that date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NELNET EDUCATION LOAN FUNDING, INC.

Date:  August 16, 2004              By:    /s/ Terry J. Heimes
                                           ---------------------------------
                                    Name:  Terry J. Heimes
                                    Title: President
                                           (Principal Executive Officer)

                                    By:    /s/ James D. Kruger
                                           ---------------------------------
                                    Name:  James D. Kruger
                                    Title: Secretary and Treasurer
                                           (Principal Financial Officer)