Form 10-Q
period 2004-09-30
NELNET EDUCATION LOAN FUNDING INC
filed 2004-11-15
CIK 1228874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
     |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

     |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM _______ TO_________ .



                        COMMISSION FILE NUMBER 333-104736

                 -------------------------------------------------

                       NELNET EDUCATION LOAN FUNDING, INC.
             (Exact name of registrant as specified in its charter)

             NEBRASKA                                          47-0809600
 (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

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

As of October 31, 2004, there are 111 shares of common stock, $100 par value, outstanding.

The registrant meets the condition set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                       NELNET EDUCATION LOAN FUNDING, INC.
                                    FORM 10-Q
                                      INDEX
                               SEPTEMBER 30, 2004


PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements...........................................2
        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................8
        Item 3. Quantitative and Qualitative Disclosures about Market Risk....15
        Item 4. Controls and Procedures.......................................16

PART II. OTHER INFORMATION
        Item 1. Legal Proceedings.............................................16
        Item 2. Changes in Securities and Use of Proceeds.....................16
        Item 3. Defaults Upon Senior Securities...............................16
        Item 4. Submission of Matters to a Vote of Security Holders...........16
        Item 5. Other Information.............................................17
        Item 6. Exhibits......................................................17


SIGNATURES....................................................................18

                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A WHOLLY OWNED SUBSIDIARY OF NATIONAL EDUCATION LOAN NETWORK, INC.)
                                 BALANCE SHEETS
                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2004             2003
                                                               ---------------- ----------------
                                                                 (UNAUDITED)
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
Student loans receivable (net of allowance for loan losses of
      $37 and $2,574, respectively).............................$ 4,428,966          3,213,660
Cash and cash equivalents:
      Cash and cash equivalents - not held at a related party...         --              9,150
      Cash and cash equivalents - held at a related party.......        765                 --
                                                               -------------      -------------
Total cash and cash equivalents.................................        765              9,150
Restricted cash.................................................    119,400             90,726
Restricted investments .........................................    156,769             73,676
Accrued interest receivable.....................................     88,106             58,091
Other assets....................................................     12,587              6,722
                                                               -------------      -------------
      Total assets..............................................$ 4,806,593          3,452,025
                                                               =============      =============

LIABILITIES:
Bonds and notes payable.........................................$ 4,636,142          3,378,050
Accrued interest payable........................................      9,088              3,790
Other liabilities, including deferred taxes.....................     34,742             54,207
Income taxes payable to parent..................................     20,995                259
                                                               -------------      -------------
      Total liabilities.........................................  4,700,967          3,436,306
                                                               -------------      -------------
STOCKHOLDER'S EQUITY:
Common stock, $100 par value. Authorized 1,000 shares; issued
      and outstanding 111 shares................................         11                 11
Additional paid-in capital......................................      1,535              5,652
Retained earnings...............................................    104,080             10,056
                                                               -------------      -------------

      Total stockholder's equity................................    105,626             15,719
                                                               -------------      -------------

      Total liabilities and stockholder's equity................$ 4,806,593          3,452,025
                                                               =============      ==============

 See accompanying notes to financial statements.


                       NELNET EDUCATION LOAN FUNDING, INC.
      (A WHOLLY OWNED SUBSIDIARY OF NATIONAL EDUCATION LOAN NETWORK, INC.)
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                            -------------------------   ------------------------
                                                               2004           2003          2004         2003
                                                            -----------   -----------   -----------  -----------
                                                                            (DOLLARS IN THOUSANDS)
Interest income:
    Loan interest...........................................$   78,938        21,057       268,569       47,931
    Investment interest.....................................     1,572           959         3,375        2,601
                                                            -----------   -----------   -----------  -----------
       Total interest income................................    80,510        22,016       271,944       50,532

INTEREST EXPENSE:
    Interest on bonds and notes payable.....................    23,502         9,823        56,690       23,801
                                                            -----------   -----------   -----------  -----------
        Net interest income..................................   57,008        12,193       215,254       26,731

Less provision (recovery) for loan losses...................       (15)          800        (2,200)         950
                                                            -----------   -----------   -----------  -----------
       Net interest income after provision (recovery) for
         loan losses........................................    57,023        11,393       217,454       25,781
                                                            -----------   -----------   -----------  -----------
OTHER INCOME (EXPENSE):
    Derivative market value adjustment......................    (3,226)           --        (5,431)          --
    Other...................................................       288           147           753          343
                                                            -----------   -----------   -----------  -----------
       Total other income (expense).........................    (2,938)          147        (4,678)         343
                                                            -----------   -----------   -----------  -----------
OPERATING EXPENSES:
       Trustee and other debt related fees..................     1,019           908         3,314        2,074
       Loan servicing fees to related party.................     7,785         4,477        22,482       10,825
       Loan servicing fees..................................       115           100           324          305
       Administrative fees to parent........................     2,655         1,476         7,710        4,366
       Professional services................................        15            19           127           98
                                                            -----------   -----------   -----------  -----------
         Total operating expenses...........................    11,589         6,980        33,957       17,668
                                                            -----------   -----------   -----------  -----------
         Income before income tax expense...................    42,496         4,560       178,819        8,456

Income tax expense..........................................    14,936         1,676        65,093        3,078
                                                            -----------   -----------   -----------  -----------
         Net income.........................................$   27,560         2,884       113,726        5,378
                                                            ===========   ===========   ===========  ===========

See accompanying notes to financial statements.


                         NELNET EDUCATION LOAN FUNDING, INC.
         (A WHOLLY OWNED SUBSIDIARY OF NATIONAL EDUCATION LOAN NETWORK, INC.)
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         -------------------------------
                                                                              2004             2003
                                                                         ---------------   -------------
                                                                               (DOLLARS IN THOUSANDS)
Net income...............................................................$    113,726            5,378
Adjustments to reconcile net income to net cash
provided by operating activities:
      Amortization, including premiums and
       deferred origination costs........................................       9,442            4,730
      Derivative market value adjustment.................................       5,431               --
      Deferred income tax expense (benefit)..............................       1,274             (547)
      (Recovery) provision for loan losses...............................      (2,200)             950
      Increase in accrued interest receivable............................     (30,015)         (29,908)
      Decrease in other assets...........................................       2,223              476
      Increase in accrued interest payable...............................       5,298            2,937
      (Decrease) increase in other liabilities...........................     (20,739)          19,242
      Increase in income taxes payable to parent.........................      20,736            1,636
                                                                         ---------------   -------------
         Net cash provided by operating activities.......................     105,176            4,894
                                                                         ---------------   -------------
Cash flows from investing activities:
      Originations, purchases, and consolidations of
         student loans, including premiums
         and deferred origination costs..................................  (3,066,301)      (1,647,078)
      Net proceeds from student loan principal payments and
        loan consolidations..............................................     376,259          212,077
      Purchases of student loans, including premiums, from affiliates....     (95,589)      (1,166,096)
      Proceeds from sales of student loans to affiliates.................   1,778,117        1,021,356
      Payments on loan participations....................................    (213,994)         (63,572)
      Increase in restricted cash........................................     (28,674)         (15,576)
      Purchases of restricted investments................................    (643,100)        (231,352)
      Proceeds from maturities of restricted investments.................     560,007          234,444
                                                                         ---------------   -------------
         Net cash used in investing activities...........................  (1,333,275)      (1,655,797)
                                                                         ---------------   -------------
Cash flows from financing activities:
      Proceeds from issuance of bonds and notes payable..................   2,027,700        2,009,794
      Payments on bonds and notes payable................................    (769,608)        (350,853)
      Payment for debt issuance costs....................................      (6,159)          (4,911)
      Premiums paid for interest rate caps...............................      (8,400)              --
      Proceeds from capital contributions from parent....................      14,380           15,963
      Payments for return of capital to parent...........................     (26,982)         (16,721)
      Dividends paid to parent...........................................     (11,217)         (10,651)
                                                                         ---------------   -------------
         Net cash provided by financing activities.......................   1,219,714        1,642,621
                                                                         ---------------   -------------
         Net decrease in cash and cash equivalents.......................      (8,385)          (8,282)

Cash and cash equivalents, beginning of period...........................       9,150            9,294
                                                                         ---------------   -------------
Cash and cash equivalents, end of period.................................$        765            1,012
                                                                         ===============   =============
Supplemental disclosure of cash flow information:
      Interest paid......................................................$     50,352           20,434
                                                                         ===============   =============
      Income taxes paid..................................................$     43,085            1,437
                                                                         ===============   =============

See accompanying notes to financial statements.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A WHOLLY OWNED SUBSIDIARY OF NATIONAL EDUCATION LOAN NETWORK, INC.)
                          NOTES TO FINANCIAL STATEMENTS
             (INFORMATION AS OF SEPTEMBER 30, 2004 AND FOR THE THREE
                    AND NINE MONTHS ENDED SEPTEMBER 30, 2004
                             AND 2003 IS UNAUDITED)

1.      BASIS OF PRESENTATION

Nelnet Education Loan Funding, Inc. (the "Company") is a wholly owned subsidiary of National Education Loan Network, Inc. ("NELN" or the "Parent") and a wholly owned indirect subsidiary of Nelnet, Inc. ("Nelnet"). The Parent is a holding company organized for the purpose of establishing and owning the stock of corporations like the Company engaged in the securitization of financial assets. The Parent also provides managerial and administrative support to the Company. The Company contracts the majority of its loan servicing with Nelnet. In addition, the Company files a consolidated tax return with Nelnet, the legal parent of NELN. The financial statements reflect income taxes computed as if the Company filed a separate tax return. Current income tax liabilities are recorded by the Company to its Parent as if the Company were a separate tax-paying entity.

The accompanying unaudited financial statements of the Company as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2003 and, in the opinion of the Company's management, the unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations which might be expected for the entire year. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. The unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts from 2003 have been reclassified to conform to the current period presentation.

2.      RECENT DEVELOPMENTS

A portion of the Company's Federal Family Education Loan Program ("FFELP" or "FFEL Program") loan portfolio is comprised of loans that are currently or were previously financed with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act of 1965, as amended, and related interpretations by the U.S. Department of Education (the "Department"), the Company is entitled to receive special allowance payments on these loans providing the Company with a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding whether it was allowed to recognize these special allowance payments as income based on the 9.5% minimum rate of return. While pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $123.9 million of interest income. At December 31, 2003, the amount of deferred excess interest income on these loans was approximately $43 million and was included in other liabilities on the Company's balance sheet.

Following Nelnet's disclosures related to recognition of such income, Senator Edward M. Kennedy, by letter to the Secretary of Education dated August 26, 2004, requested information as to whether the Department had approved of Nelnet's receipt of this income and, if not, why the Department had not sought to recover claimed subsidies under this provision. By letter dated September 10, 2004, Nelnet furnished to the Department certain background information concerning the growth of the 9.5% Floor loans in its portfolio, which information had been requested by the Department. Senator Kennedy, in a second letter to the Securities and Exchange Commission ("SEC") dated September 21, 2004, requested that the SEC investigate Nelnet's activities related to the income recognized on these loans. More specifically, Senator Kennedy raised concerns about Nelnet's disclosures in connection with its decision to recognize the previously deferred income, and trading of Nelnet securities by Nelnet executives following such disclosures. On September 27, 2004, Nelnet voluntarily contacted the SEC to request a meeting with the SEC Staff. Nelnet's request was granted, and representatives of Nelnet met with representatives of the SEC Staff on October 12, 2004. Nelnet representatives offered to provide to the SEC information that the SEC Staff wished to have relating to the issues raised in Senator Kennedy's letter. By letter dated October 14, 2004, the SEC Staff requested that, in connection with an informal investigation, Nelnet provide certain identified information. Nelnet is furnishing to the SEC Staff the information it has requested and is fully cooperating with the SEC Staff in its informal investigation.

Nelnet and the Company continue to believe that the concerns expressed to the SEC by Senator Kennedy are entirely unfounded, but it is not appropriate or feasible to determine or predict the ultimate outcome of the SEC's informal investigation. Costs, if any, associated with an adverse outcome or resolution of that matter, in a manner that is currently indeterminate and inherently unpredictable, could adversely affect Nelnet and the Company's financial condition and results of operations. Although it is possible that an adverse outcome in certain circumstances could have a material adverse effect, based on information currently known by Nelnet and the Company's management, in its opinion, the outcome of such pending informal investigation is not likely to have such an effect.

3.      ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is estimated and established through a provision charged to expense. Losses are charged against the allowance when management believes the collectibility of the loan principal is unlikely. Recovery of amounts previously charged off is credited to the allowance for loan losses.

The allowance for the Company's federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolio considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government generally guarantees 98 percent of principal and interest of federally insured student loans, which limits the Company's loss exposure to two percent of the outstanding balance of the Company's federally insured portfolio.

Effective June 1, 2004, Nelnet was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, Nelnet's servicing customers receive 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement during the 12-month period following the effective date of its designation. Only FFEL Program loans that are serviced by Nelnet, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100 percent reimbursement. In June 2004, the Company's allowance for loan losses balance was reduced by $3.7 million and the provision for loan losses was similarly reduced to account for the estimated effects of the Exceptional Performance designations achieved by the Company's service providers.

As of September 30, 2004, service providers designated as an Exceptional Performer serviced the majority of the Company's loans. The majority of these loans (95 percent) are serviced by Nelnet. The Company is entitled to receive this benefit as long as its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis.

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

The Company accounts for these interest rate caps under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities, as defined, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as either an asset or liability on the balance sheet and measure them at fair value. The fair value of the Company's interest rate caps are determined from market quotes from independent security brokers. At September 30, 2004, the fair market value of the Company's outstanding interest rate caps was $3.0 million, which is included in other assets on the accompanying balance sheet.

The Company incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing characteristics of certain liabilities so that movements in interest rates do not, on a material basis, adversely affect interest expense. The Company views this strategy as a prudent management of interest rate sensitivity. Management believes its derivative transactions are economically effective; however, they do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are reported in current period earnings. For the three and nine months ended September 30, 2004, the Company recorded losses of $3.2 million and $5.4 million, respectively, related to the change in fair value of its outstanding interest rate caps.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company is a wholly owned subsidiary of National Education Loan Network, Inc., which is a wholly owned subsidiary of Nelnet, Inc. ("Nelnet"), a reporting company under the Securities Exchange Act of 1934. Prior to April 21, 2003, the Company was named NEBHELP, INC.

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

As of September 30, 2004, the Company held a student loan portfolio of $4.4 billion, consisting entirely of loans originated under the FFEL Program. As of September 30, 2004, the Company had issued and outstanding $4.6 billion of debt obligations, the proceeds of which were used to finance its student loan portfolio. The Company's student loans, and certain other assets, are pledged to secure payment of its debt obligation under various indentures of trust.

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

RECENT DEVELOPMENTS

As previously discussed, based on provisions of the Higher Education Act of 1965, as amended, and related interpretations, education lenders may receive special allowance payments providing a minimum 9.5% rate (the "9.5% Floor") on loans currently or previously financed with proceeds of tax-exempt obligations issued prior to October 1, 1993. The Company holds FFELP loans which are receiving special allowance payments based upon the 9.5% Floor with an aggregate outstanding balance of approximately $3.1 billion as of September 30, 2004. The Company had previously sought confirmation regarding whether it was allowed to receive the special allowance income based on the 9.5% Floor on such loans following refinancing with proceeds of taxable obligations. For periods through March 31, 2004, the Company had deferred recognition of a portion of the income from the 9.5% Floor which exceeded ordinary special allowance payment rates generated by these loans, pending satisfactory resolution of this issue. As previously disclosed, after consideration of certain clarifying information received in connection with the guidance it had sought and based on written and verbal communications with the Department, the Company concluded that the earnings process had been completed and determined to recognize the related income.

Following Nelnet's disclosures related to recognition of such income, Senator Edward M. Kennedy, by letter to the Secretary of Education dated August 26, 2004, requested information as to whether the Department had approved of Nelnet's receipt of the 9.5% Floor income and, if not, why the Department had not sought to recover claimed subsidies under the 9.5% Floor. By letter dated September 10, 2004, Nelnet furnished to the Department certain background information concerning the growth of the 9.5% Floor loans in its portfolio, which information had been requested by the Department. Senator Kennedy, in a second letter to the Securities and Exchange Commission ("SEC") dated September 21, 2004, requested that the SEC investigate Nelnet's activities related to the 9.5% Floor. More specifically, Senator Kennedy raised concerns about Nelnet's disclosures in connection with its decision to recognize the previously deferred income, and trading of Nelnet securities by Nelnet executives following such disclosures. On September 27, 2004, Nelnet voluntarily contacted the SEC to request a meeting with the SEC Staff. Nelnet's request was granted, and representatives of Nelnet met with representatives of the SEC Staff on October 12, 2004. Nelnet representatives offered to provide to the SEC information that the SEC Staff wished to have relating to the issues raised in Senator Kennedy's letter. By letter dated October 14, 2004, the SEC Staff requested that, in connection with an informal investigation, Nelnet provide certain identified information. Nelnet is furnishing to the SEC Staff the information it has requested and is fully cooperating with the SEC Staff in its informal investigation.

Nelnet and the Company continues to believe that the concerns expressed to the SEC by Senator Kennedy are entirely unfounded, but it is not appropriate or feasible to determine or predict the ultimate outcome of the SEC's informal investigation. Costs, if any, associated with an adverse outcome or resolution of that matter, in a manner that is currently indeterminate and inherently unpredictable, could adversely affect Nelnet and the Company's financial condition and results of operations. Although it is possible that an adverse outcome in certain circumstances could have a material adverse effect, based on information currently known by Nelnet and the Company's management, in its opinion, the outcome of such pending informal investigation is not likely to have such an effect.

Certain recent legislative developments have occurred in connection with the Higher Education Act, as amended. As the Higher Education Act was set to expire on September 30, 2004, Congress passed a one-year extension of the Higher Education Act. Reauthorization of the Higher Education Act for a period of five years is now anticipated to be addressed prior to the lapse of the one-year extension on September 30, 2005. The Company cannot guarantee that reauthorization will occur or what form reauthorization will take.

In October 2004, Congress passed and President Bush signed into law the Taxpayer-Teacher Protection Act of 2004 (the "October Act"), which prospectively suspended eligibility for the 9.5% Floor on any loans refinanced with proceeds of taxable obligations between September 30, 2004 and January 1, 2006. The Company's FFELP loans, which have been refinanced with proceeds of taxable obligations and are receiving special allowance payments under the 9.5% Floor, were all refinanced with proceeds of taxable obligations well prior to September 30, 2004. The Company had ceased adding to its portfolio of loans receiving special allowance payments subject to the 9.5% Floor in May 2004, and thus the language in the October Act should not have an effect upon the eligibility of such loans for the 9.5% Floor, nor should it have a material effect upon the Company's financial condition or results of operation.

Senator Kennedy and others have been proponents of legislation which could act to retroactively remove eligibility for the 9.5% Floor from FFELP loans that have, prior to September 30, 2004, been refinanced with proceeds of taxable obligations. The Company cannot predict whether such legislation seeking to retroactively eliminate the 9.5% Floor will be advanced in the future. If such retroactive legislation were to be enacted and withstand legal challenge, it would have a material adverse effect upon the Company's financial condition and results of operations. Senator Kennedy and others in congressional debate in October 2004 called for such retroactive legislation. However, the Department has indicated that receipt of the 9.5% Floor income is permissible under current law and previous interpretations thereof. The Company cannot predict whether the Department will maintain its position in the future on the permissibility of the 9.5% Floor.

RESULTS OF OPERATIONS

The Company's results of operations consist of the following components:

NET INTEREST INCOME

The Company generates the majority of its earnings from the spread between the yield the Company receives on its portfolio of student loans and the cost of funding these loans. This spread income is reported on the Company's income statement as net interest income. While the spread between the yield the Company receives on its student loan portfolio and the cost of funding those loans may vary due to fluctuations in interest rates, special allowance payments from the federal government ensure that the Company receives a minimum yield on its student loans, so long as certain requirements are met. The amortization and write-offs of premiums or discounts, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's income statement. The amortization and write-offs of debt issuance costs are included in interest expense on the Company's income statement.

The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. The larger the reduction in rates subsequent to the July 1 annual borrower interest rate reset date, the greater the Company's opportunity to earn variable-rate floor income. In declining interest rate environments, the Company can earn significant amounts of such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, the Company's opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Since the borrower rates are reset annually, the Company views earnings on variable-rate floor income as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in the future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure the nature of such environment in the future.

On those student loans with fixed-term borrower rates, primarily consolidation loans, the Company earns interest at the greater of the borrower rate or a variable rate based on the SAP formula. Since the Company finances the majority of its student loan portfolio with variable-rate debt, the Company may earn excess spread on these loans for an extended period of time.

On most consolidation loans, the Company must pay a 1.05% per year rebate fee to the Department. Those consolidation loans that have variable interest rates based on the SAP formula earn an annual yield less than that of a Stafford loan. Those consolidation loans that have fixed interest rates less than the sum of 1.05% and the variable rate based on the SAP formula also earn an annual yield less than that of a Stafford loan. As a result, as consolidation loans matching these criteria become a larger portion of the Company's loan portfolio, there will be a lower yield on the Company's loan portfolio in the short term. However, due to the extended terms of consolidation loans, the Company expects to earn the yield on these loans for a longer duration, making them beneficial to the Company in the long term.

Because the Company generates the majority of its earnings from the spread between the yield on its portfolio of student loans and the cost of financing these loans, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest earnings, net interest income, and net income.

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

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolio considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government generally guarantees 98 percent of principal and interest of federally insured student loans, which limits the Company's loss exposure to two percent of the outstanding balance of the Company's federally insured portfolio.

Effective June 1, 2004, Nelnet was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, Nelnet's servicing customers receive 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement during the 12-month period following the effective date of its designation. Only FFEL Program loans that are serviced by Nelnet, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100 percent reimbursement. In June 2004, the Company's allowance for loan losses balance was reduced by $3.7 million and the provision for loan losses was similarly reduced to account for the estimated effects of the Exceptional Performance designations achieved by the Company's service providers.

As of September 30, 2004, service providers designated as an Exceptional Performer serviced the majority of the Company's loans. The majority of these loans (95 percent) are serviced by Nelnet. The Company is entitled to receive this benefit as long as its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2003

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        ------------------------
                                                            2004         2003        $ CHANGE    % CHANGE
                                                        -----------  -----------    ----------  ----------
                                                         (DOLLARS IN THOUSANDS)
INTEREST INCOME:
    Loan interest.......................................$   81,776   $  22,796    $  58,980       258.7 %
    Amortization of loan premiums and
      deferred origination costs........................    (2,838)     (1,739)      (1,099)      (63.2)
    Investment interest.................................     1,572         959          613        63.9
                                                        -----------  ----------   ----------  ----------
      Total interest income.............................    80,510      22,016       58,494       265.7
INTEREST EXPENSE:
    Interest on bonds and notes payable.................    23,502       9,823       13,679       139.3
                                                        -----------  ----------   ----------  ----------
      Net interest income...............................    57,008      12,193       44,815       367.5
Less provision (recovery) for loan losses...............       (15)        800         (815)     (101.9)
                                                        -----------  ----------   ----------  ----------
      Net interest income after provision (recovery)
           for loan losses..............................    57,023      11,393       45,630       400.5
                                                        -----------  ----------   ----------  ----------
OTHER INCOME (EXPENSE):
    Derivative market value adjustment..................    (3,226)         --       (3,226)    (100.0)
    Other...............................................       288         147          141        95.9
                                                        -----------  ----------   ----------  ----------
      Total other income (expense)......................    (2,938)        147       (3,085)   (2,098.6)
                                                        -----------  ----------   ----------  ----------
OPERATING EXPENSES:
      Trustee and other debt related fees...............     1,019         908          111        12.2
      Loan servicing fees to related parties............     7,785       4,477        3,308        73.9
      Loan servicing fees...............................       115         100           15        15.0
      Administrative fees to parent.....................     2,655       1,476        1,179        79.9
      Professional services.............................        15          19           (4)      (21.1)
                                                        -----------  ----------   ----------  ----------
           Total operating expenses.....................    11,589       6,980        4,609        66.0
                                                        -----------  ----------   ----------  ----------
           Income before income tax expense.............    42,496       4,560       37,936       831.9
Income tax expense......................................    14,936       1,676       13,260       791.2
                                                        -----------  ----------   ----------  ----------
           NET income...................................$   27,560   $   2,884    $  24,676       855.6 %
                                                        ===========  ==========   ==========  ==========

NET INTEREST INCOME. Total loan interest, including amortization of loan premiums and deferred origination costs, increased as a result of an increase in the size of the student loan portfolio and the special allowance yield adjustment, offset by changes in the interest rate environment and in the pricing characteristics of the Company's student loan assets. The special allowance yield adjustment of $43.5 million, offset by lower average interest rates on loans, caused an increase in the student loan net yield on the Company's student loan portfolio to 7.24% from 3.98%. The weighted average interest rate on the student loan portfolio increased due to the special allowance yield adjustment, offset by lower interest rates and the increase in the number of lower yielding consolidation loans, resulting in an increase in loan interest income of approximately $17.7 million. Consolidation loan activity also increased the consolidation rebate fee and the amortization and write-off of premiums and deferred origination costs, overall reducing loan interest income approximately $6.7 million. There was no variable-rate floor income during the three months ended September 30, 2004 and 2003. The increase in loan interest income was also a result of an increase in the Company's portfolio of student loans. As of September 30, 2004, the average student loan portfolio increased by $2.2 billion, or 106.0%, compared to the comparable period in 2003, which increased loan interest income by approximately $46.9 million.

Interest expense on bonds and notes payable increased as average total debt increased approximately $2.7 billion. Average variable-rate debt increased $2.7 billion, which increased interest expense by approximately $11.4 million. The Company reduced average fixed-rate debt by $10.4 million, which decreased the Company's interest expense by approximately $163,000. The increase in average debt also resulted in an increase in amortization of bond issuance costs of approximately $235,000. The increase in interest rates, specifically LIBOR and auction rates, increased the Company's average cost of funds to 1.86% from 1.68%, which increased interest expense approximately $2.5 million.

Net interest income, excluding the effects of the special allowance yield adjustment, increased approximately $1.3 million, or 10.8%, to approximately $13.5 million from approximately $12.2 million.

PROVISION FOR LOAN LOSSES. The provision for loan losses for student loans decreased $0.8 million from an expense of $0.8 million to a recovery of $15,000 because of the result of the Exceptional Performer designations previously discussed.

OTHER INCOME (EXPENSE). The Company began utilizing interest rate caps in January 2004. The Company recorded a loss of $3.2 million related to the change in fair value of its outstanding interest rate caps for the three months ended September 30, 2004.

OPERATING EXPENSES. Total operating expenses increased as a result of the growth in the Company's assets and liabilities. Trustee and other debt related fees increased as result of the increase in average total debt outstanding. Loan servicing fees to related parties and administrative fees to parent increased as a result of the increase in average student loans outstanding.

INCOME TAX EXPENSE. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 35.1% and 36.8% during the three months ended September 30, 2004 and 2003, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER
30, 2003
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        --------------------------
                                                            2004         2003         $ CHANGE     % CHANGE
                                                        ------------  ------------   ------------  ----------
                                                         (DOLLARS IN THOUSANDS)
INTEREST INCOME:
    Loan interest, excluding variable-rate floor income $  276,909   $   50,794    $  226,115       445.2 %
    Variable-rate floor income...........................       62        1,437        (1,375)      (95.7)
    Amortization of loan premiums and deferred
      origination costs..................................  (8,402)      (4,300)        (4,102)      (95.4)
    Investment interest..................................    3,375        2,601           774        29.8
                                                        -----------  -----------   -----------  ----------
      Total interest income..............................  271,944       50,532       221,412       438.2
INTEREST EXPENSE:
    Interest on bonds and notes payable..................   56,690       23,801        32,889       138.2
                                                        -----------  -----------   -----------  ----------
      Net interest income................................  215,254       26,731       188,523       705.3
Less provision (recovery) for loan losses................   (2,200)         950        (3,150)     (331.6)
                                                        -----------  -----------   -----------  ----------
      Net interest income after provision (recovery) for
           loan losses...................................  217,454       25,781       191,673       743.5
                                                        -----------  -----------   -----------  ----------
OTHER INCOME (EXPENSE):
    Derivative market value adjustment...................   (5,431)          --        (5,431)     (100.0)
    Other................................................      753          343           410       119.5
                                                        -----------  -----------   -----------  ----------
      Total other income (expense).......................   (4,678)         343        (5,021)   (1,463.8)
                                                        -----------  -----------   -----------  ----------
OPERATING EXPENSES:
      Trustee and other debt related fees................    3,314        2,074         1,240        59.8
      Loan servicing fees to related parties.............   22,482       10,825        11,657       107.7
      Loan servicing fees................................      324          305            19         6.2
      Administrative fees to parent......................    7,710        4,366         3,344        76.6
      Professional services..............................      127           98            29        29.6
                                                        -----------  -----------   -----------  ----------
           Total operating expenses......................   33,957       17,668        16,289        92.2
                                                        -----------  -----------   -----------  ----------
           Income before income tax expense..............  178,819        8,456       170,363     2,014.7
Income tax expense.......................................   65,093        3,078        62,015     2,014.8
                                                        -----------  -----------   -----------  ----------
           NET income...................................$  113,726   $    5,378    $  108,348     2,014.7 %
                                                        ===========  ===========   ===========  ==========

NET INTEREST INCOME. Total loan interest, including variable-rate floor income and amortization of loan premiums and deferred origination costs, increased as a result of an increase in the size of the student loan portfolio and the special allowance yield adjustment, offset by changes in the interest rate environment and in the pricing characteristics of the Company's student loan assets. The special allowance yield adjustment of $167.4 million, offset by lower average interest rates on loans, caused an increase in the student loan net yield to 8.68% from 4.44%. Variable-rate floor income decreased due to the timing and relative change in interest rates during the periods. Essentially, prevailing interest rates declined subsequent to the July 1, 2002 annual borrower interest rate reset date compared to their less substantial decline following the reset of rates on July 1, 2003. Consequently, the Company realized approximately $62,000 in variable-rate floor income during the nine months ended September 30, 2004 as compared to $1.4 million during the comparable period in 2003. The weighted average interest rate on the student loan portfolio increased due to the special allowance yield adjustment offset by lower interest rates and the increase in the number of lower yielding consolidation loans. The higher weighted average loan interest rate resulted in an increase in loan interest income of approximately $48.9 million. Consolidation loan activity also increased the consolidation rebate fee and the amortization and write-offs of premiums and deferred origination costs, reducing loan interest income approximately $24.4 million. The increase in loan interest income was also a result of an increase in the Company's portfolio of student loans. As of September 30, 2004, the average student loan portfolio increased by $2.7 billion, or 186.8%, as compared to the comparable period in 2003, which increased loan interest income by approximately $197.7 million.

Interest expense on bonds and notes payable increased as average total debt increased approximately $3.0 billion. Average variable-rate debt increased $3.0 billion, which increased interest expense by approximately $32.6 million. The Company reduced average fixed-rate debt by $10.9 million, which decreased the Company's overall interest expense by approximately $512,000. The increase in average debt also resulted in an increase in amortization of bond issuance costs of approximately $610,000. The nominal average increase in interest rates, specifically LIBOR and auction rates, increased interest expense approximately $358,000. The nominal average increase in interest rates was offset by improved pricing on the large LIBOR based securitizations and decrease in the auction rate debt financings. Therefore, these improved pricings on debt securitizations, coupled with the decreases in fixed rate debt resulted in the decrease in the Company's average cost of funds to 1.66% from 1.98%.

Net interest income, excluding the effects of variable-rate floor income and the special allowance yield adjustment, increased approximately $22.5 million, or 88.9%, to approximately $47.8 million from approximately $25.3 million.

PROVISION FOR LOAN LOSSES. The provision for loan losses for student loans decreased $3.2 million from an expense of $1.0 million to a recovery of $2.2 million because of the result of the Exceptional Performer designations previously discussed.

OTHER INCOME (EXPENSE). The company began utilizing interest rate caps in January 2004. The Company recorded a loss of $5.4 million related to the change in fair value of its outstanding interest rate caps for the nine months ended September 30, 2004.

OPERATING EXPENSES. Total operating expenses increased as a result of the growth in the Company's assets and liabilities. Trustee and other debt related fees increased as result of the increase in average total debt outstanding. Loan servicing fees to related parties and administrative fees to parent increased as a result of the increase in average student loans outstanding.

INCOME TAX EXPENSE. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 36.4% during the nine months ended September 30, 2004 and 2003.

STUDENT LOAN SPREAD ANALYSIS

Maintenance of the spread on assets is a key factor in maintaining and growing the Company's income. The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities used to fund the assets:

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                        --------------------------  ------------------------
                                                            2004           2003         2004         2003
                                                        ------------   -----------  ------------  ----------
Student loan yield....................................       8.36 %      5.02 %        9.81 %       5.41 %
Consolidation rebate fees.............................      (0.86)      (0.71)        (0.86)       (0.57)
Premium and deferred origination costs amortization...      (0.26)      (0.33)        (0.27)       (0.40)
                                                        -----------   -----------   -----------   ----------
Student loan net yield................................       7.24        3.98          8.68         4.44
Student loan cost of funds............................      (1.86)      (1.68)        (1.66)       (1.98)
                                                        -----------   -----------   -----------   ----------
Student loan spread...................................       5.38        2.30          7.02         2.46
Variable-rate floor income............................         --          --            --        (0.13)
Special allowance yield adjustment (a)................      (3.99)         --         (5.41)          --
                                                        -----------   -----------   -----------   ----------
Core student loan spread..............................       1.39 %      2.30 %        1.61 %       2.33 %
                                                        ===========   ===========   ===========   ==========

Average balance of student loans (in thousands)......  $4,356,887  $2,114,716    $4,126,300   $1,438,622

(a) On June 30, 2004, the Company recognized $123.9 million of excess interest income that had previously been deferred. At December 31, 2003, the amount of deferred excess interest income on these loans was $42.9 million.

The increase in lower yielding consolidation loans coupled with a slightly higher interest rate environment has caused some compression in the Company's loan spread when excluding the special allowance yield adjustment.


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

In addition to such legal proceedings that arise in the ordinary course of business, the Company's ultimate parent (Nelnet, Inc.) is furnishing to the SEC Staff information it has requested pursuant to an informal investigation. Nelnet is fully cooperating with the SEC on such informal investigation. See "Recent Developments."


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable under General Instruction H-2.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable under General Instruction H-2.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable under General Instruction H-2.

ITEM 5.  OTHER INFORMATION

Nothing to report.


ITEM 6.  EXHIBITS


   EXHIBIT          DESCRIPTION
      NO.

     31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.

     31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer.

     32** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *   Filed herewith
     **   Furnished herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NELNET EDUCATION LOAN FUNDING, INC.

Date:  November 15, 2004                 By:   /s/ Terry J. Heimes
                                         ---------------------------------------
                                         Name: Terry J. Heimes
                                         Title:  President
                                                 (Principal Executive Officer)

                                         By:   /s/ James D. Kruger
                                         ---------------------------------------
                                         Name: James D. Kruger
                                         Title:  Secretary and Treasurer
                                                 (Principal Financial Officer)