Form 10-K
period 2004-12-31
NELNET EDUCATION LOAN FUNDING INC
filed 2005-03-31
CIK 1228874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

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
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation)

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

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT).
                                           YES ___ NO X

        THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT ON JUNE 30, 2004:
                                           NONE

   THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF MARCH 31, 2005 WAS 111.

   THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I 1(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


                                                                            Page
PART I.........................................................................2
        ITEM 1.   BUSINESS.....................................................2
        ITEM 2.   PROPERTIES...................................................8
        ITEM 3.   LEGAL PROCEEDINGS............................................8
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........9
PART II........................................................................9
        ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                      MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.......9
        ITEM 6.   SELECTED FINANCIAL DATA......................................9
        ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATION.................................9
        ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..16
        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................17
        ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE................................17
        ITEM 9A.  CONTROLS AND PROCEDURES.....................................17
        ITEM 9B.  OTHER INFORMATION...........................................18
PART III......................................................................18
        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........18
        ITEM 11.  EXECUTIVE COMPENSATION......................................18
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............18
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............18
        ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES......................18
PART IV.......................................................................19
        ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..................19
SIGNATURES....................................................................22

                                     PART I

   This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend," and "expect," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of or changes in applicable laws and regulations, which may reduce the volume, average term, and costs of yields on student loans under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP") of the U.S. Department of Education (the "Department") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads. References to "the Company" refer to Nelnet Education Loan Funding, Inc.

ITEM 1.  BUSINESS

BACKGROUND

   The Company is a special-purpose bankruptcy remote corporation formed under the laws of the State of Nebraska. The Company was organized in 1998 to acquire the student loan assets and liabilities of Nebraska Higher Education Loan Program, Inc., a non-profit corporation that had previously operated as a qualified scholarship funding corporation under Section 150(d) of the Internal Revenue Code. In connection with that transaction, the Company assumed the obligations of Nebraska Higher Education Loan Program, Inc. to pay the principal and interest due on its outstanding student loan revenue bonds. When those obligations were assumed, the Company also received from Nebraska Higher Education Loan Program, Inc. an assignment of all of the student loans and other assets that had been pledged to secure their repayment, and certain other related assets. Since completing that transaction, the Company has issued additional series of student loan asset-backed notes and used the proceeds of those notes to finance additional portfolios of student loans.

   The Company is a wholly owned subsidiary of National Education Loan Network, Inc. ("NELN"), which is a wholly owned subsidiary of Nelnet, Inc. ("Nelnet"), a reporting company under the Securities Exchange Act of 1934.

GENERAL DESCRIPTION OF THE BUSINESS OF THE COMPANY

   The Company is a special-purpose corporation. As a special-purpose corporation, the Company may not engage in any activity other than:

     o originating, purchasing, financing, holding, selling, and managing guaranteed education loans, made to students and to parents of students under the Higher Education Act of 1965, as amended (the "Higher Education Act"), and the other related assets, and the proceeds there from;

     o  issuing notes; and

     o  engaging in other activities related to the activities listed above.

   As of December 31, 2004, the Company held a student loan portfolio of $5.3 billion, consisting entirely of loans originated under the FFEL Program. As of December 31, 2004, the Company had issued and outstanding $5.5 billion of debt obligations, the proceeds of which were used to finance its student loan portfolio. The Company's student loans, and certain other assets, are pledged to secure payment of its debt obligation under various indentures of trust.

   The Company generates the majority of its earnings from the spread, referred to as the student loan spread, between the yield earned on its student loan portfolio and the cost of funding those loans. The Company's earnings are directly affected by the size of its portfolio of student loans, the interest rate characteristics of the loan portfolio, the costs associated with financing and managing the loan portfolio, and the costs associated with origination and acquisition of the student loans in the portfolio. While the spread may vary due to fluctuations in interest rates, special allowance payments from the federal government ensure that the Company receives a minimum yield on its student loans, so long as certain requirements are met. In 2004, the Company generated net interest income of $269.5 million and net income of $141.1 million, as compared to $41.3 million and $9.3 million in 2003, respectively.

    The Company originates new student loans for its portfolio and purchases student loans from other holders, including affiliated companies. In 2004, the Company originated $3.1 billion of consolidation student loans. In addition, the Company purchased $1.1 billion of student loans from other holders, including $93.6 million from affiliated companies.

   When the Company originates student loans or when it acquires student loans from other holders, the Company engages one or more "eligible lenders," as defined in the Higher Education Act, to act as trustees to hold title to all such originated and acquired student loans. These eligible lender trustees hold the legal title to the student loans, and the Company holds 100% of the beneficial interests in those loans. The transfers of student loans to the eligible lender trust do not qualify as sales under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS No. 140"), as the trust continues to be under the effective control of the Company. All the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's financial statements.

THE FEDERAL FAMILY EDUCATION LOAN PROGRAM

   The Higher Education Act provides for a program of direct federal insurance of student loans and reinsurance of student loans guaranteed or insured by a state agency or private non-profit corporation. Several types of loans are currently authorized pursuant to the FFEL Program. These include: (a) loans to students with respect to which the federal government makes interest payments available to reduce student interest cost during periods of enrollment ("Subsidized Stafford Loans"); (b) loans to students with respect to which the federal government does not make such interest payments ("Unsubsidized Stafford Loans" and, collectively with Subsidized Stafford Loans, "Stafford Loans"); (c) supplemental loans to parents of dependent students ("PLUS Loans"); and (d) loans to fund payment and consolidation of certain of the borrower's obligations ("Consolidation Loans"). Prior to July 1, 1994, the FFEL Program also included a separate type of loan to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students, to supplement their Stafford Loans ("Supplemental Loans for Students" or "SLS").

   All of the student loans in the Company's portfolio as of December 31, 2004 were FFELP loans. At least 98% of the principal and accrued interest of FFELP loans is guaranteed by the federal government, either directly or through a reinsurance agreement with a guaranty agency described below, provided that the Company meets certain procedures and standards specified in the Higher Education Act. The Company believes it is in material compliance with the procedures and standards as required in the Higher Education Act. FFELP loans originated prior to October 1, 1993 carry a 100% guarantee on the principal amount and accrued interest, and FFELP loans originated after that date are guaranteed for 98% of the principal amount and accrued interest, unless serviced by a servicer who has been designated as an Exceptional Performer by the Department, allowing these loans to carry a 100% guarantee.

   Each student loan held by the Company is guaranteed as to the payment of principal and interest by a state or private non-profit guarantor (each, a "Guaranty Agency"). Each of the Guaranty Agencies has a reinsurance contract with the Department. The Department reimburses the Guaranty Agencies for claims paid by the Guaranty Agencies. The amount of such reinsurance payment is calculated annually and is subject to reduction based upon the annual claims rate of the Guaranty Agency to the Department. Regardless of the level of reinsurance that the applicable Guaranty Agency receives from the Department, the Company will continue to be entitled to reimbursement for the applicable guaranteed portion of a loan (either 98% or 100%, as applicable) from such Guaranty Agency. The obligations of each of the Guaranty Agencies to the holders of loans reinsured by the Department are payable from the general funds available to such Guaranty Agency, including cash on deposit therewith, reimbursements received from the Department, and reserve funds maintained by such Guaranty Agency as required by the Higher Education Act. The Higher Education Act provides that, subject to the provisions thereof including the proper origination and servicing of student loans, the full faith and credit of the United States is pledged to the reinsurance payments by the Department to the Guaranty Agencies. In addition, the Higher Education Act provides that if the Secretary of Education has determined that a Guaranty Agency is unable to meet its obligations to holders of student loans, then the holders of student loans may submit guarantee claims directly to the Department and the Department is required to pay to the holders the full insurance obligation of such Guaranty Agency until such time as the obligations are transferred by the Department to a new Guaranty Agency capable of meeting such obligations or until a qualified successor Guaranty Agency assumes such obligations. Certain delays in receiving reimbursement could occur if a Guaranty Agency fails to meet its obligations. In addition, failure to properly originate or service a student loan can cause the loan to lose its guarantee.

INFORMATION ON THE COMPANY'S WAREHOUSE FACILITIES AND BOND AND NOTE OBLIGATIONS

   LOAN WAREHOUSE CAPACITY. As of December 31, 2004, the Company had a student loan warehousing capacity of $3.4 billion through 364-day commercial paper conduit programs with Bank of America and Royal Bank of Canada (of which $2.1 billion was outstanding as of December 31, 2004). These transactions provide short-term asset financing for the Company's loan originations as well as purchases of student loan portfolios. The financings are constructed to offer short-term capital and are annually renewable.

   Short-term student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The large student loan warehousing capacity allows the Company to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions. Generally, loans that best fit long-term financing vehicles are selected to be transferred into long-term securitizations. The Company holds loans in short-term warehousing for a period of time ranging from approximately one month to as many as 18 months, at which point these loans are transferred into long-term securitizations. Because transferring those loans to a long-term securitization includes certain fixed administrative costs, the Company maximizes its economies of scale by executing large transactions.

   ASSET BACKED SECURITIES. The Company had $3.4 billion in asset-backed securities issued and outstanding as of December 31, 2004. These asset-backed securities allow the Company to finance student loan assets over multiple years. In July and October 2003, the Company issued approximately $1.0 billion of its Series 2003-1 student loan asset-backed notes registered on its registration statement on Form S-3, Registration No. 333-104736 (the "Registration Statement"). In January and April 2004, the Company completed asset-backed securitizations totaling approximately $1.0 billion each (the "Series 2004-1" and "Series 2004-2" Notes, respectively). The Company issued approximately $0.8 billion of the Series 2004-2 Notes under the Registration Statement.

   The Company relies upon secured financing vehicles as its most significant source of funding for student loans on a long-term basis. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company's rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to pay bondholders.

   BONDS AND NOTES ISSUED AND OUTSTANDING. The following table describes the various series and classes of the Company's bonds and notes issued and outstanding as of December 31, 2004:

                     BONDS AND NOTES ISSUED AND OUTSTANDING
                            As of December 31, 2004
                             (Dollars in thousands)

                                            Final       Original     Principal
                                          Maturity      Principal      Amount
       Series         Class  Date Issued    Dates        Amount      Outstanding
       ------         -----  -----------    -----        ------      -----------
1985 bonds             A-E   12/12/1985   12/1/2015    $  143,035    $  143,035
1986 bonds             A-D   12/23/1986   12/1/2016       103,500       103,500
1988 bonds              C     7/29/1988   8/1/2018         40,000        40,000
1993 bonds            A1-A6   6/10/1993   6/1/2018        550,400       228,590
1993 bonds              B     9/23/1993   6/1/2028         50,000        42,375
1998 SLIMS             --     6/23/1998   7/1/2016         45,000        15,714
Series 2003-1 notes    A-1    7/10/2003   7/1/2043        100,000             -
Series 2003-1 notes    A-2    7/10/2003   7/1/2043        100,000        43,400
Series 2003-1 notes    A-3    7/10/2003   7/1/2043        100,000       100,000
Series 2003-1 notes    A-4    7/10/2003   7/1/2043        100,000       100,000
Series 2003-1 notes    A-5    7/10/2003   7/1/2043         75,000        75,000
Series 2003-1 notes    A-6    7/10/2003   7/1/2043         75,000        75,000
Series 2003-1 notes    A-7    7/10/2003   7/1/2043         75,000        75,000
Series 2003-1 notes    A-8    7/10/2003   7/1/2043         75,000        75,000
Series 2003-1 notes    A-9    7/10/2003   7/1/2043         75,000        75,000
Series 2003-1 notes   A-10    7/10/2003   7/1/2043         75,000        75,000
Series 2003-1 notes   A-11    10/9/2003   7/1/2043         75,000        75,000
Series 2003-1 notes   A-12    10/9/2003   7/1/2043         75,000        75,000
Series 2003-1 notes    B-1    7/10/2003   7/1/2043         15,000        15,000
Series 2003-1 notes    B-2    7/10/2003   7/1/2043         15,000        15,000
Series 2004-1 notes   A-1A    1/15/2004   5/28/2019       267,700       267,700
Series 2004-1 notes   A-1B    1/15/2004   5/28/2019       210,000       210,000
Series 2004-1 notes    A-2    1/15/2004   8/26/2030       372,000       372,000
Series 2004-1 notes    A-3    1/15/2004   8/26/2030       130,000       130,000
Series 2004-1 notes    B-1    1/15/2004   2/25/2036        15,150        15,150
Series 2004-1 notes    B-2    1/15/2004   2/25/2036        15,150        15,150
Series 2004-2 notes    A-1    4/22/2004  11/25/2009       167,000       134,623
Series 2004-2 notes    A-2    4/22/2004  11/25/2013       178,000       178,000
Series 2004-2 notes    A-3    4/22/2004  11/25/2015       103,000       103,000
Series 2004-2 notes    A-4    4/22/2004   8/26/2019       203,000       203,000
Series 2004-2 notes   A-5a    4/22/2004   2/25/2039       200,000       200,000
Series 2004-2 notes   A-5b    4/22/2004   2/25/2039        68,050        68,050
Series 2004-2 notes   A-5c    4/22/2004   2/25/2039        68,050        68,050
Series 2004-2 notes    B-1    4/22/2004   2/25/2039        15,300        15,300
Series 2004-2 notes    B-2    4/22/2004   2/25/2039        15,300        15,300
                                                        ----------   -----------
                                                        3,989,635     3,441,937
RBC warehouse line                        6/1/2005                       84,227
BOA warehouse line                        5/13/2005                   1,999,691
                                                        ----------   -----------
                                                       $3,989,635    $5,525,855
                                                        ==========   ===========


   PLEDGE OF ASSETS FOR PAYMENT OF OBLIGATIONS. Each series of the Company's notes are issued pursuant to an indenture of trust, and its repayment obligations under its warehouse facilities are governed by loan and security agreements. Specific portfolios of the Company's student loans, and certain other assets, are pledged to provide for payment of each series of the notes and each warehouse facility pursuant to the respective indenture of trust or other governing documents. The notes and warehouse facilities are payable solely from the assets pledged under the governing documents. The student loans and other assets pledged to pay one series of the Company's notes or one of the warehouse facilities are not available for payment of notes of another series or another warehouse obligation. Under the terms of the indentures of the documents governing the notes and the warehouse facilities, the trustee and noteholders are prohibited from initiating bankruptcy or insolvency proceedings against the Company, and agree to subordinate any claim they may have against the Company to the pledge of the Company's other assets to secure its other obligations. Funds may be released from the trust estate securing a series of the notes when the ratio of the value of the assets pledged to secure the notes to the outstanding principal balance of the notes exceeds a percentage specified in the governing trust indenture.

   Information concerning the value of the assets pledged to secure each series of the Company's obligations as of December 31, 2004 is set forth in the table below.

                    ASSETS PLEDGED TO SECURE BONDS AND NOTES
                             As of December 31, 2004
                             (Dollars in thousands)

                                    Bonds and notes
                                        payable        Carrying value
                   Series             outstanding      of trust estate
                   ------            --------------    --------------
         1985 bonds                    $   143,035           148,575
         1986 bonds                        103,500           109,969
         1988 bonds                         40,000            41,921
         1993A bonds                       228,590           237,671
         1993B bonds                        42,375            43,786
         1998 SLIMS                         15,714            15,180
         Series 2003-1 notes               873,400           903,186
         Series 2004-1 notes             1,010,000         1,022,059
         Series 2004-2 notes               985,323           990,650
         RBC warehouse line                 84,227            87,933
         BOA warehouse line              1,999,691         2,013,606
                                     --------------    --------------
                                       $ 5,525,855         5,614,536
                                     ==============    ==============

INFORMATION ON THE STUDENT LOAN PORTFOLIO

   Set forth in the tables below are certain characteristics of the Company's student loans, exclusive of the unamortized costs of origination and acquisition, held as of December 31, 2004. Although the unaudited information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge. The information provided below relates to the Company's aggregate student loan portfolio and may not accurately describe the characteristics of the student loans pledged to secure a particular series of the Company's obligations.


                          COMPOSITION OF STUDENT LOANS
                             As of December 31, 2004
                          (Loan balances in thousands)

             Aggregate outstanding principal balance                 $ 5,274,929
             Number of borrowers                                         353,513
             Average outstanding principal balance per borrower      $    14,921
             Number of loans                                             706,438
             Average outstanding principal balance per loan          $     7,467
             Approximate weighted average remaining term (months)            226
             Weighted average borrower interest rate                       3.76%


                      DISTRIBUTION OF STUDENT LOANS BY TYPE
                             As of December 31, 2004
                          (Loan balances in thousands)

                                               Outstanding    Percent of loans
                                Number of       principal      by outstanding
            Loan types            loans          balance          balance
       ---------------------   -------------  --------------   -------------

       Consolidated                 306,592     $ 4,208,752            79.8 %
       PLUS                          11,863          44,482             0.8
       SLS                            2,744           8,145             0.2
       Stafford - Subsidized        287,690         723,086            13.7
       Stafford - Unsubsidized       97,549         290,464             5.5
                               -------------  --------------   -------------
       Total                        706,438     $ 5,274,929           100.0 %
                               =============  ==============   =============

                 DISTRIBUTION OF STUDENT LOANS BY INTEREST RATE
                             As of December 31, 2004
                          (Loan balances in thousands)

                                                Outstanding    Percent of loans
                                 Number of       principal      by outstanding
       Interest rate range         loans          balance           balance
      ----------------------   --------------- ---------------  -------------

      Less than 4.00%                 485,372     $ 3,413,498           64.7 %
      4.00% to 4.99%                  187,994       1,475,066           28.0
      5.00% to 5.99%                   17,342         194,767            3.7
      6.00% to 6.99%                    3,601          80,504            1.5
      7.00% to 7.99%                    2,862          42,143            0.8
      8.00% to 8.99%                    6,139          34,350            0.6
      9.00% or greater                  3,128          34,601            0.7
                               --------------- ---------------  -------------
      Total                           706,438     $ 5,274,929          100.0 %
                               =============== ===============  =============



                  DISTRIBUTION OF STUDENT LOANS BY SCHOOL TYPES
                             As of December 31, 2004
                          (Loan balances in thousands)

                                                 Outstanding    Percent of loans
                                  Number of       principal      by outstanding
            School Type             loans          balance           balance
       ----------------------   --------------  ---------------  -------------

       2-Year                          56,107     $    107,140            2.0 %
       4-Year                         212,358          593,788           11.3
       Proprietary                     39,233           78,302            1.5
       Consolidations                 397,167        4,491,855           85.2
       Unknown                          1,573            3,844              -
                                --------------  ---------------  -------------
       Total                          706,438      $ 5,274,929          100.0 %
                                ==============  ===============  =============

INTEREST RATE RISK

   Because the Company generates the majority of its earnings from its student loan spread, the interest sensitivity of the balance sheet is a key profitability driver. The majority of the student loans have variable-rate characteristics in certain interest rate environments. Some of the student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation.

   Historically, the Company has followed a policy of funding the majority of its student loan portfolio with variable-rate debt. In a low interest rate environment, the FFELP loan portfolio yields excess income primarily due to the reduction in interest rates on the variable-rate liabilities that fund student loans at a fixed borrower rate and also due to consolidation loans earning interest at a fixed rate to the borrower. Therefore, absent utilizing derivative instruments, in a low interest rate environment, a rise in interest rates will have an adverse effect on earnings. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed-rate loans become variable-rate and are effectively matched with variable-rate debt, the impact of rate fluctuations is substantially reduced.

   The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate markets. Due to the variability in duration of the Company's assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities and the Company's outlook as to current and future market conditions. Based on those factors, the Company will periodically use derivative instruments as part of its overall risk management strategy. The Company's goal is to manage interest rate sensitivity by modifying the repricing characteristics of certain liabilities so that movements in interest rates do not, on a material basis, adversely affect interest expense. The Company views this strategy as a prudent management of interest rate sensitivity. Management believes its derivative transactions are economically effective; however, they do not qualify for hedge accounting under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS No. 133"). Changes in the fair value of derivative instruments that do not qualify for hedge accounting are reported in current period earnings. For the year ended December 31, 2004, the Company recorded losses of $6.2 million related to the change in fair value of its outstanding interest rate caps. For further information, see
Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

SERVICING THE STUDENT LOAN PORTFOLIO

   The Company is required under the Higher Education Act, the rules and regulations of the Guaranty Agencies, and the trust indentures to use due diligence in the servicing and collection of student loans and to use collection practices no less extensive and forceful than those generally in use among financial institutions with respect to other consumer debt.

   The Company has entered into master servicing agreements with NELN for the student loans financed with the proceeds of certain of the Company's asset-backed security transactions. As master servicer, NELN arranges for and oversees the performance of a subservicer of its servicing obligations with respect to the student loans financed with the proceeds of these notes. The Company pays a servicing fee to the master servicer from funds in the trust estate securing those notes. NELN has entered into subservicing agreements with Nelnet under which Nelnet assumes all the duties of the master servicer under the master servicing agreements. Nelnet receives payments from NELN for the services it provides under the subservicing agreements.

   The Company has entered into loan servicing agreements with Nelnet as well as other service providers to provide loan servicing for its other portfolios of student loans. The Company pays monthly servicing fees to its loan servicing providers from funds in the trust estates pledged to secure payment of the Company's notes.

   Under the servicing and subservicing agreements, loan servicing providers provide data processing and other assistance in connection with the servicing of the student loans as required by the Higher Education Act and the Guaranty Agencies. Loan servicing providers may be obligated to pay to the trust estate for a series of notes an amount equal to the outstanding principal balance plus all accrued interest and other fees due to the date of purchase of a student loan if it causes the loan to be denied the benefit of any applicable guarantee and is unable to cause the reinstatement of the guarantee within twelve months of denial by the applicable Guaranty Agency. Upon payment, the loan will be subrogated to the loan servicing providers. In the event the loan servicing providers cure any student loan, the indenture trustee will repurchase the loan in an amount equal to the then outstanding principal balance plus all accrued interest due on the student loan, less the amount subject to the risk sharing provisions in the Higher Education Act, whereupon the subrogation rights of the loan servicing providers will terminate.

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

ADMINISTRATION OF THE COMPANY'S STUDENT LOAN PROGRAM

   The Company has entered into administrative services agreements with NELN under which NELN provides various notices and performs other administrative obligations required by the trust indentures for the Company's notes and related agreements. These services include, but are not limited to, maintaining financial records; directing the indenture trustee to make the required distributions from the funds established under the trust indentures on a monthly basis and on each distribution date; providing federal income tax reporting information; and, based on periodic data received from the servicer, preparing and providing quarterly and annual distribution statements to the indenture trustees. NELN receives compensation for those services ranging from 0.18% to 0.63% per annum of the average outstanding principal balance of the student loans.

ITEM 2.  PROPERTIES

   The Company has no physical properties.


ITEM 3.  LEGAL PROCEEDINGS

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable under General Instruction I 2.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

   The Company is a wholly owned subsidiary of NELN, which is a wholly owned subsidiary of Nelnet. There is no market for the Company's common stock.

   On April 22, 2004, the Company issued $817,700,000 of its Series 2004-2 Notes pursuant to its Registration Statement. J.P. Morgan Securities, Inc. and Morgan Stanley & Co. Incorporated acted as managing underwriters for the issuance of those notes. Approximately $2.5 million and $16.0 million of proceeds of those notes were deposited to a reserve fund and capitalized interest fund, respectively, created under the indenture trust governing the notes. The remaining proceeds of the notes were used to finance portfolios of student loans.

ITEM 6.  SELECTED FINANCIAL DATA

   Not applicable under General Instruction I 2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company's financial statements included in this Annual Report on Form 10-K.

GENERAL DESCRIPTION OF THE BUSINESS OF THE COMPANY

   The Company is a special-purpose corporation. As a special-purpose corporation, the Company may not engage in any activity other than:

     o originating, purchasing, financing, holding, selling, and managing guaranteed education loans, made to students and to parents of students under the Higher Education Act, and the other related assets, and the proceeds there from;

     o  issuing notes; and

     o  engaging in other activities related to the activities listed above.

   As of December 31, 2004, the Company held a student loan portfolio of $5.3 billion, consisting entirely of loans originated under the FFEL Program. As of December 31, 2004, the Company had issued and outstanding $5.5 billion of debt obligations, the proceeds of which were used to finance its student loan portfolio. The Company's student loans, and certain other assets, are pledged to secure payment of its debt obligation under various indentures of trust.

   The Company generates the majority of its earnings from the spread, referred to as the student loan spread, between the yield earned on its student loan portfolio and the cost of funding those loans. While the spread may vary due to fluctuations in interest rates, special allowance payments from the federal government ensure that the Company receives a minimum yield on its student loans, so long as certain requirements are met. In 2004, the Company generated net interest income of $269.5 million and net income of $141.1 million, as compared to $41.3 million and $9.3 million in 2003, respectively.

    The Company originates new student loans for its portfolio and purchases student loans from other holders, including affiliated companies. In 2004, the Company originated $3.1 billion of consolidation student loans. In addition, the Company purchased $1.1 billion of student loans from other holders, including $93.6 million from affiliated companies.

   When the Company originates student loans or when it acquires student loans from other holders, the Company engages one or more "eligible lenders," as defined in the Higher Education Act, to act as trustees to hold title to all such originated and acquired student loans. These eligible lender trustees hold the legal title to the student loans, and the Company holds 100% of the beneficial interests in those loans. The transfers of student loans to the eligible lender trust do not qualify as sales under the provisions of SFAS No. 140, as the trust continues to be under the effective control of the Company. All the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's financial statements.

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

RECENT DEVELOPMENTS

   Based on provisions of the Higher Education Act and related interpretations, education lenders may receive special allowance payments providing a minimum 9.5% rate (the "9.5% Floor") on loans currently or financed prior to September 30, 2004 with proceeds of tax-exempt obligations issued prior to October 1, 1993. The Company holds FFELP loans, which are receiving special allowance payments based upon the 9.5% Floor and were financed prior to September 30, 2004 with proceeds of tax-exempt obligations issued prior to October 1, 1993, of approximately $3.0 billion as of December 31, 2004. Nelnet sought confirmation from the Department regarding whether it was allowed to receive the special allowance income based on the 9.5% Floor on such loans following refinancing with proceeds of taxable obligations. For periods through March 31, 2004, the Company had deferred recognition of a portion of the income from the 9.5% Floor which exceeded ordinary special allowance payment rates generated by these loans, pending satisfactory resolution of this issue. After consideration of certain clarifying information received in connection with the guidance it had sought and based on written and verbal communications with the Department, the Company concluded that the earnings process had been completed and determined to recognize the related income on this loan portfolio.

   Following Nelnet's disclosures related to recognition of such income, Senator Edward M. Kennedy of Massachusetts, by letter to the Secretary of Education dated August 26, 2004, requested information as to whether the Department had approved of Nelnet's receipt of the 9.5% Floor income and, if not, why the Department had not sought to recover claimed subsidies under the 9.5% Floor. By letter dated September 10, 2004, Nelnet furnished to the Department certain background information concerning the growth of the 9.5% Floor loans in its portfolio, which information had been requested by the Department. Senator Kennedy, in a second letter to the Securities and Exchange Commission ("SEC") dated September 21, 2004, requested that the SEC investigate Nelnet's activities related to the 9.5% Floor. More specifically, Senator Kennedy raised concerns about Nelnet's disclosures in connection with its decision to recognize the previously deferred income, and trading of Nelnet securities by Nelnet executives following such disclosures. On September 27, 2004, Nelnet voluntarily contacted the SEC to request a meeting with the SEC Staff. Nelnet's request was granted, and representatives of Nelnet met with representatives of the SEC Staff on October 12, 2004. Nelnet representatives offered to provide to the SEC information that the SEC Staff wished to have relating to the issues raised in Senator Kennedy's letter. By letter dated October 14, 2004, the SEC Staff requested that, in connection with an informal investigation, Nelnet provide certain identified information. Nelnet has furnished to the SEC Staff the information it has requested and is fully cooperating with the SEC Staff in its informal investigation.

   The Company continues to believe that the concerns expressed to the SEC by Senator Kennedy are entirely unfounded, but it is not appropriate or feasible to determine or predict the ultimate outcome of the SEC's informal investigation. Costs, if any, associated with an adverse outcome or resolution of that matter, in a manner that is currently indeterminate and inherently unpredictable, could adversely affect the Company's financial condition and results of operations. Although it is possible that an adverse outcome in certain circumstances could have a material adverse effect, based on information currently known by the Company's management, in its opinion, the outcome of such pending informal investigation is not likely to have such an effect.

   Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act must be reauthorized by Congress every five years in order to prevent sunset of that Act. As the Higher Education Act was set to expire on September 30, 2004, Congress passed a one-year extension of the Higher Education Act. Reauthorization of the Higher Education Act for a period of five years is now anticipated to be addressed prior to the lapse of the one-year extension on September 30, 2005. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in the student loan yields paid to lenders, increased fees paid by lenders, and a decreased level of federal guarantee. Future changes could result in further negative impacts on the Company's business. Moreover, there can be no assurance that the provisions of the Higher Education Act will be reauthorized. While Congress has consistently extended the effective date of the Higher Education Act, it may elect not to reauthorize the Department's ability to provide interest subsidies, special allowance payments, and federal guarantees for student loans. Such a failure to reauthorize would reduce the number of federally guaranteed student loans available for the Company to originate and/or acquire in the future. In addition, introduced legislation proposing a number of initiatives aimed at supporting the Federal Direct Loan ("FDL") Program could be a detriment to the FFEL Program and may adversely affect the Company.

   In addition, the Department oversees and implements the Higher Education Act and periodically issues regulations and interpretations of that Act. Changes in such regulations and interpretations could negatively impact the Company's business.

   In October 2004, Congress passed and President Bush signed into law the Taxpayer-Teacher Protection Act of 2004 (the "October Act"), which prospectively suspended eligibility for the 9.5% Floor on any loans refinanced with proceeds of taxable obligations between September 30, 2004 and January 1, 2006. The Company's FFELP loans, which have been refinanced with proceeds of taxable obligations and are receiving special allowance payments under the 9.5% Floor, were all refinanced with proceeds of taxable obligations well before September 30, 2004. The Company had ceased adding to its portfolio of loans receiving special allowance payments subject to the 9.5% Floor in May 2004, and thus the language in the October Act should not have an effect upon the eligibility of such loans for the 9.5% Floor, nor should it have a material effect upon the Company's financial condition or results of operation.

   Senator Kennedy and others have been proponents of legislation which could act to retroactively remove eligibility for the 9.5% Floor from FFELP loans that have, prior to September 30, 2004, been refinanced with proceeds of taxable obligations. The Company cannot predict whether such legislation will be advanced in the future. If such retroactive legislation were to be enacted and withstand legal challenge, it would have a material adverse effect upon the Company's financial condition and results of operations. Senator Kennedy called for such retroactive legislation during congressional debate in October 2004. However, the Department has indicated that receipt of the 9.5% Floor income is permissible under current law and previous interpretations thereof. The Company cannot predict whether the Department will maintain its position in the future on the permissibility of the 9.5% Floor.

   President Bush has made several proposals in connection with the FFEL Program in his fiscal year 2006 budget as proposed to Congress. Some of the highlights of the President's budget proposals, in no particular order, include:

   o prospectively ending eligibility for the 9.5% Floor (making the provision of the October Act permanent);

   o  reducing the federal guarantee on FFEL Program loans from 98% to 95%;

   o reducing the guarantee for loans serviced by servicers designated as exceptional performers from 100% to 97%;

   o providing for variable interest rates on consolidation loans, and maintaining variable interest rates on all other loan types, effectively repealing the planned change to fixed interest rates that was to occur on July 1, 2006;

   o granting extended repayment terms and increasing the limits on the amount that borrowers may borrow for FFELP loans;

   o increasing the origination fee charged to lenders from 50 basis points to 100 basis points;

   o imposing a new annual 25 basis point origination fee on consolidation loans; and

   o permitting the reconsolidation (or refinancing) of existing consolidation loans on multiple occasions and require borrowers to pay a 100 basis point origination fee for each such refinancing.

   The Company cannot predict whether the President's budget proposals will be enacted into law, but they may form some of the framework for the Congress as it negotiates the fiscal year 2006 budget resolution.

NET INTEREST INCOME

   The Company generates the majority of its earnings from its student loan spread. This spread income is reported on the Company's income statement as net interest income. The amortization and write-offs of premiums, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's income statement. The amortization and write-offs of debt issuance costs are included in interest expense on the Company's income statement.

   The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. The larger the reduction in rates subsequent to the July 1 annual borrower interest rate reset date, the greater the Company's opportunity to earn variable-rate floor income. In declining interest rate environments, the Company can earn significant amounts of such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, the Company's opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Since the borrower rates are reset annually, the Company views earnings on variable-rate floor income as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure the nature of such environment in the future. The Company recorded approximately $62,000 of variable-rate floor income in 2004 compared to $1.4 million in 2003.

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

   Because the Company generates the majority of its earnings from its student loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest earnings, net interest income, and net income. The effects of changing interest rate environments are further outlined in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

   Investment interest income includes income from restricted cash and investments, income from unrestricted interest-earning deposits, and funds pledged to secure repayment of the bonds and notes payable.

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

   Effective June 1, 2004, Nelnet was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, Nelnet's servicing customers receive 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement during the 12-month period following the effective date of its designation. Only FFEL Program loans that are serviced by Nelnet, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, qualify for the 100% reimbursement. As of December 31, 2004, service providers designated as an Exceptional Performer serviced more than 99% of the Company's loans. The majority of these loans (96%) are serviced by Nelnet. In 2004, the Company's allowance and the provision for loan losses were each reduced by $3.7 million to account for the estimated effects of the Exceptional Performance designations. As a result, no allowance is reflected against the Company's student loan portfolio as of December 31, 2004.

   The Company is entitled to receive this benefit as long as its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. If the service providers were to lose their Exceptional Performer designation, either by the Department discontinuing the program or the service providers not meeting the required servicing standards, loans serviced by the service providers would become subject to the 2% risk sharing loss for all claims submitted after any loss of the designation. If the Department discontinued the program, the Company would have to establish a provision for loan losses related to the 2% risk sharing. Based on the balance of federally insured loans outstanding as of December 31, 2004, this provision would be approximately $3.9 million.

   The evaluation of the provision for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is adequate to cover probable losses inherent in the loan portfolio.

OTHER INCOME (EXPENSE)

   Other income (expense) includes the derivative market value adjustment related to the Company's interest rate caps and late fees earned on its portfolio of student loans.

OPERATING EXPENSES

   Operating expenses include costs incurred to manage and administer the Company's student loan portfolio and its financing transactions, costs incurred to generate and acquire student loans, and administrative expenses.

   The Company does not believe inflation has a significant effect on its operations.

RESULTS OF OPERATION

     YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
                                                                                  Change
                                                                           ----------------------
                                                       2004       2003       Dollar     Percent
                                                    ----------  ---------  ----------  ----------
                                                               (Dollars in Thousands)
INTEREST INCOME:
    Loan interest, excluding variable-rate
      floor income................................. $362,517    $78,744    $283,773       360.4 %
    Variable-rate floor income.....................       62      1,437      (1,375)      (95.7)
    Amortization of loan premiums and deferred
      origination costs............................  (11,257)    (6,278)     (4,979)      (79.3)
    Investment interest............................    5,046      3,436       1,610        46.9
                                                    ----------  ---------  ----------  ----------
      Total interest income........................  356,368     77,339     279,029       360.8
INTEREST EXPENSE:
    Interest on bonds and notes payable............   86,869     36,015      50,854       141.2
                                                    ----------  ---------  ----------  ----------
      Net interest income..........................  269,499     41,324     228,175       552.2
Less provision (recovery) for loan losses..........   (2,175)     1,600      (3,775)     (235.9)
                                                    ----------  ---------  ----------  ----------
      Net interest income after provision
         (recovery) for loan losses................  271,674     39,724     231,950       583.9
                                                    ----------  ---------  ----------  ----------
OTHER INCOME (EXPENSE):
    Derivative market value adjustment.............   (6,238)       --       (6,238)     (100.0)
    Other..........................................    1,024        495         529       106.9
                                                    ----------  ---------  ----------  ----------
      Total other income (expense).................   (5,214)       495      (5,709)   (1,153.3)
                                                    ----------  ---------  ----------  ----------
OPERATING EXPENSES:
    Trustee and other debt related fees............    4,242      3,487         755        21.7
    Loan servicing fees to related parties.........   30,732     15,893      14,839        93.4
    Loan servicing fees............................      461        401          60        15.0
    Administrative fees to parent..................   10,150      5,997       4,153        69.3
    Professional services..........................      176        163          13         8.0
                                                    ----------  ---------  ----------  ----------
      Total operating expenses.....................   45,761     25,941      19,820        76.4
                                                    ----------  ---------  ----------  ----------
      Income before income tax expense.............  220,699     14,278     206,421     1,445.7
Income tax expense.................................   79,604      4,967      74,637     1,502.7
                                                    ----------  ---------  ----------  ----------
      NET income................................... $141,095    $ 9,311    $131,784     1,415.4 %
                                                    ==========  =========  ==========  ==========

   NET INTEREST INCOME. Total loan interest, including variable-rate floor income and amortization of loan premiums and deferred origination costs, increased as a result of an increase in the size of the student loan portfolio and the special allowance yield adjustment, offset by changes in the interest rate environment and in the pricing characteristics of the Company's student loan assets. The special allowance yield adjustment of approximately $203.0 million, offset by lower average interest rates on loans, caused an increase in the student loan net yield on the Company's student loan portfolio to 8.20% from 4.14% (when excluding the special allowance yield adjustment, the student loan yield in 2004 was 3.46%). Variable-rate floor income decreased due to the relative change in interest rates during the periods subsequent to the annual borrower interest rate reset date on July 1 of each year. Consequently, the Company realized approximately $62,000 of variable-rate floor income in 2004 as compared to $1.4 million in 2003. The weighted average interest rate on the student loan portfolio increased due to the special allowance yield adjustment, offset by lower interest rates on loans and the increase in the number of lower yielding consolidation loans, resulting in an increase in loan interest income of approximately $75.7 million. Consolidation loan activity also increased the amortization and write-offs of premiums and deferred origination costs and increased the amount incurred on consolidation rebate fees, reducing loan interest income approximately $30.0 million. The increase in loan interest income was also a result of an increase in the Company's portfolio of student loans. The average student loan portfolio increased by $2.5 billion, or 140.4%, which increased loan interest income by approximately $233.3 million.

   Investment interest income increased as a result of growth in the Company's cash and investment balances.

   Interest expense on bonds and notes payable increased as average total debt increased approximately $2.7 billion, or 137.6%. Average variable-rate debt increased $2.7 billion, which increased interest expense by approximately $45.8 million. The Company reduced average fixed-rate debt by $10.9 million, which decreased the Company's overall interest expense by approximately $0.7 million. The Company's overall average cost of funds increased to 1.86% from 1.84% in 2003. The increase in debt also resulted in an increase in amortization of bond issuance costs of approximately $0.8 million. The increase in interest rates, specifically LIBOR and auction rates, increased interest expense approximately $5.1 million.

   Net interest income, excluding the effects of variable-rate floor income and the special allowance yield adjustment, increased approximately $26.6 million, or 66.7%, to approximately $66.5 million from approximately $39.9 million.

   PROVISION FOR LOAN LOSSES. The provision for loan losses for student loans decreased $3.8 million from an expense of $1.6 million to a recovery of $2.2 million because of the Company's service providers' Exceptional Performer designations in 2004.

   OTHER INCOME (EXPENSE). The Company began utilizing interest rate caps in 2004. The Company recorded a market value loss of $6.2 million related to the change in fair value of its outstanding interest rate caps. The increase in other income was a result of an increase in late fees earned on its portfolio of student loans, which was due to growth in the Company's portfolio of student loans in 2004.

   OPERATING EXPENSES. Total operating expenses increased as a result of the growth in the Company's assets and liabilities. Trustee and other debt related fees increased as result of the increase in average total debt outstanding. Loan servicing fees to related parties and administrative fees to parent increased as a result of the increase in average student loans outstanding.

   INCOME TAX EXPENSE. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 36.1% in 2004 as compared to 34.8% in 2003.

STUDENT LOAN SPREAD ANALYSIS

   Maintenance of the spread on assets is a key factor in maintaining and growing the Company's income. The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities used to fund the assets:

                                                                Year Ended December 31,
                                                       -----------------------------------------
                                                            2004           2003          2002
                                                       -------------  -------------   ----------
Student loan yield....................................      9.32 %         5.15 %       7.27 %
Consolidation rebate fees.............................     (0.86)         (0.66)       (0.19)
Premium and deferred origination costs amortization...     (0.26)         (0.35)       (0.61)
                                                       -------------  -------------   ----------
     Student loan net yield...........................      8.20           4.14         6.47
Student loan cost of funds............................     (1.86)         (1.84)       (2.78)
                                                       -------------  -------------   ----------
     Student loan spread..............................      6.34           2.30         3.69
Variable-rate floor income............................       --           (0.08)       (0.74)
Special allowance yield adjustment (a)................     (4.74)           --           --
                                                       -------------  -------------   ----------
     Core student loan spread.........................      1.60 %         2.22 %       2.95 %
                                                       =============  =============   ==========

Average balance of student loans (in thousands)...... $4,285,342     $1,782,525    $ 798,405
Average balance of debt outstanding (in thousands)...  4,659,060      1,960,752      950,032


-------------------------------
(a) The special allowance yield adjustment in 2004, which was approximately
    $203.0 million, represents the impact on net spread had loans earned at statutorily defined rates under a taxable financing.

   The increase in lower yielding consolidation loans coupled with a slightly higher interest rate environment has caused some compression in the Company's student loan spread when excluding the special allowance yield adjustment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

   The Company's primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates. Because the Company generates its earnings from its student loan spread, the interest sensitivity of the balance sheet is a key profitability driver. The majority of student loans have variable-rate characteristics in certain interest rate environments. Some of the student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation. The following table sets forth the Company's loan assets and debt instruments by rate characteristics.

                                   As of December 31, 2004    As of December 31, 2003
                                   -----------------------   --------------------------
                                      Dollars    Percent        Dollars        Percent
                                   ------------  ---------   ---------------   --------
                                                 (Dollars in Thousands)
Fixed-rate loan assets............ $ 3,442,687      65.3 %    $ 2,961,801        93.2 %
Variable-rate loan assets.........   1,832,242      34.7          215,999         6.8
                                   ------------  ---------   ---------------   --------
   Total.......................... $ 5,274,929     100.0 %    $ 3,177,800       100.0 %
                                   ============  =========   ===============   ========

Fixed-rate debt instruments....... $   163,079       3.0 %    $   173,306         5.1 %
Variable-rate debt instruments....   5,362,776      97.0        3,204,744        94.9
                                   ------------  ---------   ---------------   --------
   Total.......................... $ 5,525,855     100.0 %    $ 3,378,050       100.0 %
                                   ============  =========   ===============   ========

   Historically, the Company followed a policy of funding the majority of its student loan portfolio with variable-rate debt. In the current low interest rate environment, the Company's student loan portfolio yields excess income primarily due to the reduction in interest rates on the variable-rate liabilities that fund student loans at a fixed borrower rate and also due to consolidation loans earning interest at a fixed rate to the borrower. Therefore, absent utilizing derivative instruments, in a low interest rate environment, a rise in interest rates will have an adverse effect on earnings. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed-rate loans become variable rate and are effectively matched with variable-rate debt, the impact of rate fluctuations is substantially reduced.

   The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate environments. Due to the variability in duration of the Company's assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities and the Company's outlook as to current and future market conditions. Based on those factors, the Company will periodically use derivative instruments as part of its overall risk management strategy to manage risk arising from its fixed-rate and variable-rate financial instruments.

   On January 15, 2004 and April 29, 2004, the Company consummated debt offerings of student loan asset-backed notes of approximately $1.0 billion each, with final maturity dates ranging from 2009 through 2039. The majority of notes issued in these transactions have variable interest rates based on a spread to LIBOR or reset under auction procedures. In conjunction with these offerings, the Company entered into certain interest rate cap financial instruments. The Company executed a 5.25% interest rate cap, effective January 30, 2004, with a notional amount of $800.0 million that terminates in February 2006. In addition, the Company executed two interest rate caps, effective April 29, 2004, with notional amounts of $450.0 million and $651.0 million that terminate in May 2006 and August 2019, respectively. The interest rate caps on these derivatives are 5.00% and 7.10%, respectively.

   The Company accounts for these interest rate caps under the provisions of SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities, as defined, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as either an asset or liability on the balance sheet and measure them at fair value. The fair value of the Company's interest rate caps are determined from market quotes from independent security brokers. As of December 31, 2004, the fair market value of the Company's outstanding interest rate caps was $2.2 million, which is included in other assets on the accompanying balance sheet.

   The Company incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing characteristics of certain liabilities so that movements in interest rates do not, on a material basis, adversely affect interest expense. The Company views this strategy as a prudent management of interest rate sensitivity. Management believes its derivative transactions are economically effective; however, they do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are reported in current period earnings. For the year ended December 31, 2004, the Company recorded a loss of $6.2 million related to the change in fair value of its outstanding interest rate caps.

   By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty would owe the Company if the derivative was terminated. When the fair value of a derivative contract is negative, the Company would owe the counterparty if the derivative was terminated and, therefore, it has no credit risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by Nelnet's risk committee. Nelnet also maintains a policy of requiring that an International Swaps and Derivative Association Master Agreement govern all derivative contracts.

   Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

   The following tables summarize the effect on the Company's earnings, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase and decrease in interest rates of 100 basis points and an increase in interest rates of 200 basis points while funding spreads remain constant. The effect on earnings was performed on the Company's variable-rate assets and liabilities. Due to the current low interest rate environment, an increase in interest rates of 100 basis points and 200 basis points does not result in any settlement payments on the Company's interest rate caps.

                                                                     Year ended December 31, 2004
                                         -------------------------------------------------------------------------------------
                                         Change from decrease of 100  Change from increase of 100  Change from increase of 200
                                                basis points                    basis points             basis points
                                         ---------------------------  ---------------------------  ---------------------------
                                            Dollar        Percent        Dollar        Percent        Dollar        Percent
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                                        (Dollars in Thousands)
Effect on earnings:
    Increase (decrease) in net income
      before taxes......................   $ 31,059        14.1%       $ (26,033)      (11.8%)       $ (50,866)     (23.0%)
                                         =============  ============  =============  ============  =============  ============


                                                                     Year ended December 31, 2003
                                         -------------------------------------------------------------------------------------
                                         Change from decrease of 100  Change from increase of 100  Change from increase of 200
                                                basis points                    basis points             basis points
                                         ---------------------------  ---------------------------  ---------------------------
                                            Dollar        Percent        Dollar        Percent        Dollar        Percent
                                         -------------  ------------  -------------  ------------  -------------  ------------
Effect on earnings:                                                      (Dollars in Thousands)

   Increase (decrease) in net income
     before taxes.......................   $ 19,168       134.2%       $  (9,385)      (65.7%)       $ (11,741)     (82.2%)
                                         =============  ============  =============  ============  =============  ============


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary financial data required by this
ITEM 8 are set forth in ITEM 15 of this Form 10-K. All information, which has been omitted, is either inapplicable or not required.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

   Under supervision and with the participation of certain members of the Company's management, including the principal executive officer and the principal financial and accounting officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Act). Based on this evaluation, the Company's principal executive officer and the principal financial and accounting officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this annual report on Form 10-K as it relates to the Company.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

    There was no change in the Company's internal control over financial reporting during the Company's last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

    During the fourth quarter of 2004, no information was required to be disclosed in a report on Form 8-K, but not reported.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Not applicable under General Instruction I 2.

ITEM 11.  EXECUTIVE COMPENSATION

   Not applicable under General Instruction I 2.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   Not applicable under General Instruction I 2.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Not applicable under General Instruction I 2.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

   Aggregate fees for professional services rendered by KPMG LLP as of and for the years ended December 31, 2004 and 2003 are set below.

                                                   Year Ended December 31,
                                                   -----------------------
                                                       2004        2003
                                                   ----------  -----------
                  Audit fees (a).................  $   9,000   $  15,500
                  Audit-Related .................         --          --
                  Tax fees (b)...................         --          --
                                                   ---------   ---------
                     Total fees..................  $   9,000   $  15,500
                                                   =========   =========
----------

   (a) Audit fees for professional services rendered include issuance of consents, attest services, assistance with SEC filings, and quarterly reviews. No audit fees are charged to the Company for the annual audit of the financial statements as the administrative fees paid to NELN are used to cover the annual audit fees.

   (b) No tax fees are charged to the Company for tax fees relating to tax compliance services as the administrative fees paid to NELN are used to cover the annual tax fees.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

   The financial statements and financial statement information and schedules required by this Item are included in this annual report on Form 10-K commencing on page F-1. The Report of Independent Registered Public Accounting Firm appears on page F-1 of this annual report on Form 10-K.

EXHIBITS

   The following is a complete list of exhibits filed or furnished as part of this annual report on Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K. Certain exhibits have been previously filed and are incorporated herein by reference under Rule 12b-32 of the Securities Exchange Act of 1934.

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

        10.12 February 2004 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated as of February 20, 2004, among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.62 to the annual report of Nelnet, Inc. for the year ended December 31, 2003, filed on Form 10-K.

        10.13 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective November 20, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to
                Exhibit 10.63 to the annual report of Nelnet, Inc. for the year ended December 31, 2003, filed on Form 10-K.

        10.14 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective December 19, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to
                Exhibit 10.64 to the annual report of Nelnet, Inc. for the year ended December 31, 2003, filed on Form 10-K.

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

        23.1*   Consent of KPMG LLP, Independent Registered Public Accounting
                Firm.

        31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.

        31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial and Accounting Officer.

        32** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------

*     Filed herewith
**   Furnished herewith

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated:  March 31, 2005

                                           NELNET EDUCATION LOAN FUNDING, INC.



                                           By: /s/ Terry J. Heimes
                                           -------------------------------------
                                           Name:   Terry J. Heimes
                                           Title:  President
                                                   (Principal Executive Officer)

                                           By: /s/ Jim Kruger
                                           -------------------------------------
                                           Name:   Jim Kruger
                                           Title:  Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                Title                        Date
               ---------                -----                        ----

By:    /s/ Terry J. Heimes        President and Director          March 31, 2005
      ----------------------   (Principal Executive Officer)
      Terry J. Heimes


By:   /s/ Jim Kruger          Secretary, Treasurer, and Director  March 31, 2005
      ----------------------       Principal Financial and
      Jim Kruger                     Accounting Officer)


By:    /s/ Mark Portz                  Director                   March 31, 2005
      ----------------------
      Mark Portz


By:   /s/ William Cintani              Director                   March 31, 2005
      ----------------------
      William Cintani


By:   /s/ Thomas Freimoth              Director                   March 31, 2005
      ----------------------
      Thomas Freimoth

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Nelnet Education Loan Funding, Inc.:


We have audited the accompanying balance sheets of Nelnet Education Loan Funding, Inc. (a wholly owned subsidiary of National Education Loan Network, Inc.) as of December 31, 2004 and 2003, and the related statements of income, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/  KPMG LLP

Lincoln, Nebraska
March 22, 2005


                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                                 Balance Sheets
                           December 31, 2004 and 2003
                                                                        2004          2003
                                                                    -----------   -----------
                                                                       (Dollars in thousands,
                                                                         except share data)
Assets:
     Student loans receivable (net of allowance of $0 in 2004
        and $2,574 in 2003)                                        $ 5,329,845     3,213,660
     Cash and cash equivalents - held at a related party                   403            --
     Restricted cash                                                   108,846        99,876
     Restricted investments                                            168,143        73,676
     Accrued interest receivable                                        92,068        58,091
     Other assets                                                       24,182         6,722
                                                                     ----------   -----------
              Total assets                                         $ 5,723,487     3,452,025
                                                                     ==========   ===========

Liabilities:
     Bonds and notes payable                                       $ 5,525,855     3,378,050
     Accrued interest payable                                           10,910         3,790
     Other liabilities, including deferred taxes                        24,319        54,207
     Income taxes payable to parent                                     30,445           259
                                                                     ----------   -----------
              Total liabilities                                      5,591,529     3,436,306
                                                                     ----------   -----------
Stockholder's equity:
     Common stock, $100 par value. Authorized 1,000 shares;
        issued and outstanding 111 shares in 2004 and 2003                  11            11
     Additional paid-in capital                                          9,706         5,652
     Retained earnings                                                 122,241        10,056
                                                                     ----------   -----------
              Total stockholder's equity                               131,958        15,719
                                                                     ----------   -----------
              Total liabilities and stockholder's equity           $ 5,723,487     3,452,025
                                                                     ==========   ===========
See accompanying notes to financial statements.


                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                              Statements of Income
                  Years ended December 31, 2004, 2003, and 2002
                                                                             2004        2003        2002
                                                                         ----------- -----------  ----------
                                                                                (Dollars in thousands)
Interest income:
     Loan interest                                                       $ 351,322      73,903      51,641
     Investment interest                                                     5,046       3,436       3,615
                                                                         ----------- -----------  ----------
        Total interest income                                              356,368      77,339      55,256
Interest expense:
     Interest on bonds and notes payable                                    86,869      36,015      26,417
                                                                         ----------- -----------  ----------
         Net interest income                                               269,499      41,324      28,839
Less provision (recovery) for loan losses                                  (2,175)       1,600         403
                                                                         ----------- -----------  ----------
        Net interest income after provision (recovery) for loan losses     271,674      39,724      28,436
                                                                         ----------- -----------  ----------
Other income (expense):
     Derivative market value adjustment                                     (6,238)       --           --
     Other income                                                            1,024         495         278
                                                                         ----------- -----------  ----------
           Total other income (expense)                                     (5,214)        495         278
Operating expenses:
     Trustee and other debt related fees                                     4,242       3,487       2,633
     Loan servicing fees to related party                                   30,732      15,893       9,644
     Loan servicing fees                                                       461         401         447
     Administrative fees to parent                                          10,150       5,997       5,427
     Professional services                                                     176         163         111
                                                                         ----------- -----------  ----------
        Total operating expenses                                            45,761      25,941      18,262
                                                                         ----------- -----------  ----------
        Income before income tax expense                                   220,699      14,278      10,452
Income tax expense                                                          79,604       4,967       3,763
                                                                         ----------- -----------  ----------
        Net income                                                       $ 141,095       9,311       6,689
                                                                         =========== ===========  ==========
See accompanying notes to financial statements.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                       Statements of Stockholder's Equity
                  Years ended December 31, 2004, 2003, and 2002

                                                  Additional                       Total
                                       Common      Paid-in       Retained      Stockholder's
                                       Stock       Capital       Earnings         Equity
                                      ---------  ------------   ------------   -------------
                                                    (Dollars in thousands)
Balance as of December 31, 2001       $   11          5,815          8,706          14,532
Net income                                --           --            6,689           6,689
Capital contributions from parent         --         18,610            --           18,610
Return of capital to parent               --        (22,958)           --          (22,958)
Dividends paid to parent                  --           --           (2,000)         (2,000)
                                      ---------  ------------   ------------   -------------
Balance as of December 31, 2002           11          1,467         13,395          14,873
Net income                                --           --            9,311           9,311
Capital contributions from parent         --         25,515            --           25,515
Return of capital to parent               --        (21,330)           --          (21,330)
Dividends paid to parent                  --           --          (12,650)        (12,650)
                                      ---------  ------------   ------------   -------------
Balance as of December 31, 2003           11          5,652         10,056          15,719
Net income                                --           --          141,095         141,095
Capital contributions from parent         --         45,959           --            45,959
Return of capital to parent               --        (41,905)          --           (41,905)
Dividends paid to parent                  --           --          (28,910)        (28,910)
                                      ---------  ------------   ------------   -------------
Balance as of December 31, 2004       $   11          9,706        122,241         131,958
                                      =========  ============   ============   =============

See accompanying notes to financial statements.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                            Statements of Cash Flows
                  Years ended December 31, 2004, 2003, and 2002
                                                                                    2004          2003          2002
                                                                               ------------  -----------  -----------
                                                                                         (Dollars in thousands)
Net income                                                                     $   141,095        9,311        6,689
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Amortization, including loan premiums and deferred origination costs         12,557        6,825        5,227
       Derivative market value adjustment                                            6,238          --           --
       Deferred income tax expense (benefit)                                         4,771       (1,277)          74
       Excess arbitrage expense                                                        --        (1,100)       1,100
       Provision (recovery) for loan losses                                         (2,175)       1,600          403
       Decrease (increase) in accrued interest receivable                          (33,977)     (39,840)       3,999
       Decrease (increase) in other assets                                         (10,578)      (1,685)         319
       Increase (decrease) in accrued interest payable                               7,120        1,383         (915)
       Increase (decrease) in other liabilities                                    (34,659)      48,066          806
       Increase (decrease) in income taxes payable to parent                        30,186       (3,430)       1,324
                                                                               ------------  -----------  -----------
               Net cash provided by operating activities                           120,578       19,853       19,026
                                                                               ------------  -----------  -----------
Cash flows from investing activities:
    Originations, purchases, and consolidations of student loans,
       including loan premiums and deferred origination costs                   (3,993,512)  (2,311,148)  (1,104,912)
    Purchases of student loans, including loan premiums,
       from a related party                                                       (173,896)    (277,358)     (63,230)
    Purchases of student loans, including loan premiums,
       from affiliates                                                             (95,594)  (1,233,898)     (92,428)
    Net proceeds from student loan principal payments and
       loan consolidations                                                         584,087      143,318      498,323
    Proceeds from sales of student loans to affiliates                           1,809,947    1,433,454     732,595
    Payments on loan participations, net                                          (256,299)     (68,883)     (31,453)
    Increase in restricted cash                                                     (8,970)     (54,779)     (27,015)
    Purchases of restricted investments                                           (829,215)    (324,863)    (217,200)
    Proceeds from maturities of restricted investments                             734,748      349,428      187,490
                                                                               ------------  -----------  -----------
               Net cash used in investing activities                            (2,228,704)  (2,344,729)    (117,830)
                                                                               ------------  -----------  -----------
Cash flows from financing activities:
    Payments on bonds and notes payable                                           (593,337)    (422,288)     (11,576)
    Proceeds from issuance of bonds and notes payable                            2,741,142    2,751,059      116,072
    Payment of debt issuance costs                                                  (6,020)      (4,724)        (173)
    Premiums paid for interest rate caps                                            (8,400)        --            --
    Proceeds from capital contributions from parent                                 45,959       25,515       18,610
    Payments for return of capital to parent                                       (41,905)     (21,330)     (22,958)
    Dividends paid to parent                                                       (28,910)     (12,650)      (2,000)
                                                                               ------------  -----------  -----------
               Net cash provided by financing activities                         2,108,529    2,315,582       97,975
                                                                               ------------  -----------  -----------
               Net increase (decrease) in cash and cash equivalents                    403       (9,294)        (829)
Cash and cash equivalents, beginning of year                                           --         9,294       10,123
                                                                               ------------  -----------  -----------
Cash and cash equivalents, end of year                                         $       403          --         9,294
                                                                               ============  ===========  ===========
Supplemental disclosures of cash flow information:
    Interest paid                                                              $    78,449       34,085       26,295
                                                                               ============  ===========  ===========
    Income taxes paid to parent                                                $    44,647        8,117        2,364
                                                                               ============  ===========  ===========
See accompanying notes to financial statements.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                          Notes to Financial Statements
                        December 31, 2004, 2003, and 2002

 1. DESCRIPTION OF BUSINESS

Nelnet Education Loan Funding, Inc. ("NELF"), a wholly owned subsidiary of National Education Loan Network, Inc. ("NELN" or the "Parent"), was organized as a special-purpose bankruptcy remote corporation to provide a secondary market for loans made under the insured student loan program provided for by the Higher Education Act of 1965, as amended (the "Higher Education Act"). NELF acquires loans provided for under the Higher Education Act through purchase, consolidation, or other financing arrangements.

Student loans beneficially owned by NELF include, but are not necessarily limited to, those originated under the Federal Family Education Loan Program ("FFELP" or "FFEL Program"), including the Stafford Loan Program, the Parent Loan for Undergraduate Students ("PLUS") program, the Supplemental Loans for Students ("SLS") program, and loans that consolidate certain borrower obligations ("Consolidation"). Title to the student loans is held by an eligible lender trustee under the Higher Education Act for the benefit of NELF. The transfers of student loans to the eligible lender trust do not qualify as sales under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as the trust continues to be under the effective control of NELF. All the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in NELF's financial statements. The financed eligible loan borrowers are geographically located throughout the United States. The bonds and notes outstanding are payable primarily from interest and principal payments on the student loans, as specified in the resolutions authorizing the sale of the bonds and notes.

The Parent is a holding company organized for the purpose of establishing and owning the stock of corporations like NELF that are engaged in the securitization of financial assets. The Parent also provides managerial and administrative support to NELF.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

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

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results could differ from those estimates.

STUDENT LOANS RECEIVABLE

Investments in student loans, including unamortized premiums and deferred origination costs, are recorded at cost, net of the allowance for loan losses. Student loans consist of federally insured student loans and student loan participations.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management's estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments.

The allowance for the federally insured loan portfolio is based on periodic evaluations of NELF's loan portfolio considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 98% of principal and interest of federally insured student loans, which limits NELF's loss exposure to 2% of the outstanding balance of NELF's federally insured portfolio.

Effective June 1, 2004, Nelnet, Inc. ("Nelnet"), the legal parent of NELN, was designated as an Exceptional Performer by the U.S. Department of Education (the "Department") in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, Nelnet's servicing

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                   Notes to Financial Statements - (Continued)

customers receive 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during the 12-month period following the effective date of its designation. NELF is not subject to the 2% risk sharing loss for eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by Nelnet, as well as loans owned by NELF and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100% reimbursement. In 2004, NELF's allowance and the provision for loan losses were each reduced by $3.7 million to account for the estimated effects of the Exceptional Performance designations.

As of December 31, 2004, service providers designated as an Exceptional Performer serviced more than 99% of NELF's federally insured loans. As a result, no allowance is reflected against NELF's student loan portfolio as of December 31, 2004. The majority of NELF's student loans (96%) are serviced by Nelnet. NELF is entitled to receive this benefit as long as its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. If the service providers were to lose their Exceptional Performer designation, either by the Department discontinuing the program or the service providers not meeting the required servicing standards, loans serviced by the service providers would become subject to the 2% risk sharing loss for all claims submitted after any loss of the designation.

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is adequate to cover probable losses inherent in the loan portfolio.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, NELF considers all investments with maturities when purchased of three months or less to be cash equivalents.

RESTRICTED CASH AND RESTRICTED INVESTMENTS

NELF's restricted cash and restricted investments, consisting primarily of U.S. Government money market funds and guaranteed investment contracts, are held by the trustee in various accounts, subject to use restrictions imposed by the trust indenture. NELF recognizes all restricted cash and restricted investments held by trustees on the balance sheets.

OTHER ASSETS

Other assets are recorded at cost or amortized cost and consist primarily of receivables from affiliates, prepaid bond insurance, and debt issuance costs. Prepaid bond insurance and debt issuance costs are amortized using the straight-line method and effective interest methods, respectively, over the estimated lives of the bonds and notes payable.

STUDENT LOAN INCOME

NELF recognizes student loan income using the interest method, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based on the expected yield of the loan after giving effect to borrower utilization of incentives for timely payment ("borrower benefits") and other yield adjustments. The effect of borrower benefits on student loan yield is based on borrowers who are eligible for the incentives. The interest is paid by the Department or the borrower, depending on the status of the loan at the time of accrual. In addition, the Department makes quarterly interest subsidy payments on certain qualified FFELP loans until the student is required under the provisions of the Higher Education Act to begin repayment. Repayment of Stafford loans normally begins within six months after completion of the loan holder's course of study, leaving school, or ceasing to carry at least one-half the normal full-time academic load, as determined by the educational institution. Repayment of PLUS and Consolidation loans normally begins within 60 days from the date of loan disbursement, and repayment of SLS loans begins within one month after completion of course of study, leaving school, or ceasing to carry at least the normal full-time academic load, as determined by the educational institution.

The Department provides a special allowance to lenders participating in the FFEL Program. The special allowance is accrued using the interest method based upon the average rate established in the auction of 13-week Treasury Bills in the previous quarter relative to the yield of the student loan. Under certain circumstances, the special allowance is reduced by approximately one-half for loans that were originated or purchased from funds obtained from issuance of tax-exempt obligations, depending upon the issuance date of the obligation.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                   Notes to Financial Statements - (Continued)

Loan premiums and deferred origination costs are amortized over the estimated lives of the related loans in accordance with SFAS No. 91, ACCOUNTING FOR NON-REFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING AND ACQUIRING LOANS AND INITIAL DIRECT COSTS OF LEASES. NELF periodically evaluates the assumptions used to estimate the life of the loans. NELF also pays the Department an annual 105 basis point rebate fee on Consolidation loans. The amortization of loan premiums and deferred origination costs and rebate fees incurred are netted against student loan income.

DERIVATIVES AND HEDGING ACTIVITIES

NELF's derivatives and hedging activities are recorded in accordance with SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS No. 133"). These statements establish accounting and reporting standards for derivative instruments and hedging activities, as defined, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. The fair value of NELF's derivative instruments is determined from market quotes from independent security brokers.

NELF has entered into interest rate caps as part of managing its interest rate risk. Interest rate caps are used to protect NELF's income statement from unfavorable movements in interest rates while allowing benefit from favorable movements.

Changes in the fair value of derivative instruments that do not qualify for hedge accounting are reported in current period earnings.

INCOME TAXES

NELF files a consolidated Federal income tax return with Nelnet. The financial statements reflect income taxes computed as if NELF filed a separate tax return. Current income tax liabilities are recorded by NELF to its parent as if NELF were a separate tax-paying entity.

Income taxes are recorded in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of NELF's assets and liabilities. To the extent the tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted.

Income tax expense includes deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year, plus any change made in the valuation allowance, and current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts for expected tax deficiencies (including both tax and interest).

In accordance with SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, NELF records a reserve for expected controversies with the Internal Revenue Service and various state taxing authorities when it is deemed that deficiencies arising from such controversies are probable and reasonably estimable. This reserve includes both tax and interest on these deficiencies.

COMPREHENSIVE INCOME

NELF has no sources of other comprehensive income. Therefore, NELF's comprehensive income consists solely of its net income.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.

3.  RECENT DEVELOPMENTS

A portion of NELF's FFELP loan portfolio is comprised of loans that are currently or were financed prior to September 30, 2004 with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act, and related interpretations by the Department, NELF is entitled to receive special allowance payments on these loans providing NELF with a 9.5% minimum rate of return (the "9.5% Floor"). In May 2003, Nelnet sought confirmation from the Department regarding whether it was allowed to receive these special allowance payments based on the 9.5% minimum rate of return. While pending satisfactory resolution of this issue with the Department, NELF deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, and based on written and verbal communications with the

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                   Notes to Financial Statements - (Continued)

Department, NELF concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $123.9 million of deferred interest income in the second quarter of 2004. As of December 31, 2003, the amount of deferred excess interest income on these loans was approximately $42.9 million and was included in other liabilities on NELF's balance sheet.

Following Nelnet's disclosures related to recognition of such income, Senator Edward M. Kennedy of Massachusetts, by letter to the Secretary of Education dated August 26, 2004, requested information as to whether the Department had approved of Nelnet's receipt of the 9.5% Floor income and, if not, why the Department had not sought to recover claimed subsidies under the 9.5% Floor. By letter dated September 10, 2004, Nelnet furnished to the Department certain background information concerning the growth of the 9.5% Floor loans in its portfolio, which information had been requested by the Department. Senator Kennedy, in a second letter to the Securities and Exchange Commission ("SEC") dated September 21, 2004, requested that the SEC investigate Nelnet's activities related to the 9.5% Floor. More specifically, Senator Kennedy raised concerns about Nelnet's disclosures in connection with its decision to recognize the previously deferred income, and trading of Nelnet securities by Nelnet executives following such disclosures. On September 27, 2004, Nelnet voluntarily contacted the SEC to request a meeting with the SEC Staff. Nelnet's request was granted, and representatives of Nelnet met with representatives of the SEC Staff on October 12, 2004. Nelnet representatives offered to provide to the SEC information that the SEC Staff wished to have relating to the issues raised in Senator Kennedy's letter. By letter dated October 14, 2004, the SEC Staff requested that, in connection with an informal investigation, Nelnet provide certain identified information. Nelnet has furnished to the SEC Staff the information it has requested and is fully cooperating with the SEC Staff in its informal investigation.

Nelnet continues to believe that the concerns expressed to the SEC by Senator Kennedy are entirely unfounded, but it is not appropriate or feasible to determine or predict the ultimate outcome of the SEC's informal investigation. Costs, if any, associated with an adverse outcome or resolution of that matter, in a manner that is currently indeterminate and inherently unpredictable, could adversely affect Nelnet and NELF's financial condition and results of operations. Although it is possible that an adverse outcome in certain circumstances could have a material adverse effect, based on information currently known by Nelnet's management, in its opinion, the outcome of such pending informal investigation is not likely to have such an effect.

4.  RESTRICTED INVESTMENTS

NELF's restricted investments are held by the trustees in various accounts subject to use restrictions and consist of guaranteed investment contracts which are classified as held-to-maturity. Due to the characteristics of the investments, there is no available or active market for these types of financial instruments. These investments are guaranteed and are purchased and redeemed at par value, which equals their cost as of December 31, 2004 and 2003. The contractual maturities for the guaranteed investment contracts are greater than ten years.

5.  STUDENT LOANS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

Student loans receivable as of December 31, 2004 and 2003 consisted of the following:

                                                           As of December 31,
                                                        ------------------------
                                                           2004         2003
                                                        -----------  -----------
                                                          (Dollars in thousands)
Federally insured loans                                 $5,274,929    3,177,800
Unamortized premiums and deferred origination costs         54,916       38,434
Less allowance for loan losses - federally insured loans       --         2,574
                                                        -----------  -----------
                                                        $5,329,845    3,213,660
                                                        ===========  ===========

Allowance as a percentage of federally insured loans          0.00%        0.08%

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                   Notes to Financial Statements - (Continued)

Federally insured loans may be made under the FFEL Program by certain lenders as defined by the Higher Education Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 20 years. Interest rates on loans may be fixed or variable, dependent upon type, terms of loan agreements, and date of origination. Interest on variable-rate loans varies based on the average of the 91-day U.S. Treasury Bill rate. Interest rates on loans currently range from 2.6% to 12.0% (the weighted average rate was 3.8% and 4.0% as of December 31, 2004 and 2003, respectively). NELF has entered into trust agreements in which unrelated financial institutions serve as the eligible lender trustees. As eligible lender trustees, the financial institutions act as the eligible lenders in acquiring certain eligible student loans as an accommodation to NELF, which holds a beneficial interest in the student loan assets as the beneficiary of such trusts.

Substantially all FFELP loan principal and related accrued interest is guaranteed as defined by the Higher Education Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these due diligence procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. NELF retains and enforces recourse provisions against servicers and lenders under certain circumstances. Such student loans are subject to "cure" procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with the Student Loan Reform Act of 1993, student loans disbursed prior to October 1, 1993 are fully insured, and loans disbursed subsequent to October 1, 1993 are insured up to 98% of their principal amount and accrued interest, unless serviced by a servicer who has been designated as an Exceptional Performer by the Department, allowing these student loans to carry a 100% guarantee.

NELF has provided for an allowance for loan losses related to the federally insured loans. Activity in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002 is shown below:

                                                 2004      2003       2002
                                              ---------  ---------  --------
                                                   (Dollars in thousands)
Beginning balance                             $ 2,574        962      955
Provision (recovery) for loan losses           (2,175)     1,600      403
Transfer of allowance for purchase (sale)
    of student loans receivable
    from (to) affiliates                         (160)       245      123
Loans charged off, net of recoveries             (239)      (233)    (519)
                                              ---------  ---------  --------
Ending balance                                $   --       2,574      962
                                              =========  =========  ========

As a result of more than 99% of NELF's student loan portfolio being serviced by service providers designated as Exceptional Performers, no allowance is reflected against NELF's student loan portfolio as of December 31, 2004.

NELF will periodically enter into various other financing arrangements, including participation agreements, collateralized or secured by student loans to provide additional capacity or liquidity. Net student loans receivable have been increased due to participation agreements as of December 31, 2004 and 2003 of $281.0 million and $24.4 million, respectively.

6.  GUARANTY AGENCIES

As of December 31, 2004, Nebraska Student Loan Program, Inc., Tennessee Student Assistance Corporation, Colorado Student Loan Program, and California Student Aid Commission were the primary guarantors of the student loans beneficially owned by NELF. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on amendments to the Higher Education Act, the security for and payment of any of NELF's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guaranty agency. NELF, however, offers no absolute assurances to that effect.

7.  BONDS AND NOTES PAYABLE

NELF periodically issues bonds, commercial paper, short-term variable auction rate notes, taxable student loan asset-backed notes, and other credit facilities to finance the acquisition of student loans or to refinance existing debt. Most of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                   Notes to Financial Statements - (Continued)

The table below summarizes outstanding bonds and notes payable as of December 31, 2004 and 2003 by type of instrument:

                                                          As of December 31,
                                       --------------------------------------------------------
                                                   2004                        2003
                                       ---------------------------  ---------------------------
                                         Carrying     Interest rate   Carrying    Interest rate
                                          amount         range         amount         range
                                       ------------  -------------  ------------  -------------
                                                       (Dollars in thousands)

Variable-rate bonds and notes:
    Bonds and notes based on indices   $ 1,798,323   1.84% - 2.53%  $         --         --
    Bonds and notes based on auction     1,480,535   2.05% - 2.55%    1,483,685   1.15% - 1.27%
                                       ------------                 ------------
       Total variable-rate bonds
         and notes                       3,278,858                    1,483,685

Commercial paper                         2,083,918   2.24% - 2.37%    1,721,059   1.12% - 1.15%
Fixed-rate bonds                           147,365   5.88% - 6.45%      153,105   6.20% - 6.45%
SLIMS                                       15,714       6.68%           20,201       6.68%
                                       ------------                 ------------
                                       $ 5,525,855                  $ 3,378,050
                                       ============                 ============

On January 15, 2004 and April 29, 2004, the Company consummated debt offerings of student loan asset-backed notes of $1.0 billion each, with final maturity dates ranging from 2009 through 2039. The majority of notes issued in these transactions have variable interest rates based on a spread to LIBOR or reset under auction procedures. In conjunction with these offerings, the Company entered into interest rate cap financial instruments (see note 10).

In June 1998, NELF issued student loan interest margin securities ("SLIMS") of $45 million, which are secured by the rights to residual cash flows from the 1985, 1986, 1988 and 1993 Series A bonds.

The table below summarizes outstanding bonds and notes payable as of December 31, 2004 and 2003 by issue:

                                                     As of December 31, 2004
                      -----------------------------------------------------------------------------------
                                    Variable-      Variable-                       Fixed-
                                   rate bonds      rate bonds                    rate bonds
                        Final    and notes based  and notes based  Commercial        and
                      maturity     on indices      on auction        paper          slims       Total
                      ----------  -------------  -------------  -------------   ------------  ----------
                                                        (Dollars in thousands)
1985 bonds             12/1/15    $        --       143,035              --            --       143,035
1986 bonds             12/1/16             --       103,500              --            --       103,500
1988 bonds             8/1/18              --        40,000              --            --        40,000
1993 Series A bonds    6/1/18              --       123,600              --       104,990       228,590
1993 Series B bonds    6/1/28              --            --              --        42,375        42,375
1998 SLIMS             7/1/16              --            --              --        15,714        15,714
RBC warehouse line     6/1/05              --            --          84,227            --        84,227
BOA warehouse line     5/13/05             --            --       1,999,691            --     1,999,691
Series 2003-1 notes    7/1/43              --       873,400              --            --       873,400
Series 2004-1 notes    2/25/36        979,700         30,300             --            --     1,010,000
Series 2004-2 notes    2/25/39        818,623        166,700             --            --       985,323
                                  -------------  -------------  -------------   ------------  ----------
                                  $ 1,798,323      1,480,535      2,083,918       163,079     5,525,855
                                  =============  =============  =============   ============  ==========

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                   Notes to Financial Statements - (Continued)


                                                 As of December 31, 2003
                           --------------------------------------------------------------------
                                       Variable-                        Fixed-
                                       rate bonds                     rate bonds
                             Final    and notes based  Commercial        and
                           maturity    on auction        paper          slims          Total
                           ---------  -------------   -------------  -------------  -----------
                                                 (Dollars in thousands)
1985 bonds                  12/1/15   $   143,035               --            --       143,035
1986 bonds                  12/1/16       103,500               --            --       103,500
1988 bonds                  8/1/18         40,000               --            --        40,000
1993 Series A bonds         6/1/18        202,300               --       109,230       311,530
1993 Series B bonds         6/1/28             --               --        43,875        43,875
1998 SLIMS                  7/1/16             --               --        20,201        20,201
RBC warehouse line          6/1/05             --          434,809            --       434,809
BOA warehouse line          5/14/04            --        1,286,250            --     1,286,250
Series 2003-1 notes         7/1/43        994,850               --            --       994,850
                                      -------------   -------------  -------------  -----------
                                      $ 1,483,685        1,721,059       173,306     3,378,050
                                      =============   =============  =============  ===========

The 1985 bonds, 1986 bonds, 1988 bonds, 1993 Series A and B bonds, and SLIMS are secured by financial guaranty insurance policies issued by Municipal Bond Investors Assurance Corporation and a pledge of the trust estate.

Bonds and notes outstanding as of December 31, 2004 are due in varying amounts as shown below (dollars in thousands). The student loan warehouse lines are renewable annually by underlying liquidity providers; therefore, they are reflected as maturing in 2005.

                2005                                  $ 2,093,217
                2006                                        9,323
                2007                                        8,940
                2008                                        8,325
                2009                                      142,478
                2010 and thereafter                     3,263,572
                                                      ------------
                                                      $ 5,525,855
                                                      ============


Generally, bonds bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of NELF.

NELF irrevocably escrowed funds in 1995 to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying balance sheets. As of December 31, 2004 and 2003, $23.9 million and $22.2 million, respectively, of defeased debt remained outstanding.

As of December 31, 2004 and 2003, NELF had commercial paper and warehouse agreements with a maximum aggregate stated amount of $3.4 billion and $2.3 billion, respectively. The unused commitments under these warehouse agreements were $1.3 billion and $0.5 billion as of December 31, 2004 and 2003, respectively.

Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes NELF is in compliance with all covenants of the bond indentures and related credit agreements. NELF is limited in the amount of funds that can be transferred to NELN or Nelnet through intercompany loans, advances, or cash dividends. These limitations result from the restrictions contained in the trust indentures.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                   Notes to Financial Statements - (Continued)

8.  INCOME TAXES

The provision for income taxes for the years ended December 31, 2004, 2003, and 2002 consists of the following components:


                                     2004          2003          2002
                                 ------------  ------------   -----------
                                           (Dollars in thousands)
Current:
    Federal                      $ 68,758         5,748         3,389
    State                           6,075           496           300
                                 ------------  ------------   -----------
                                   74,833         6,244         3,689
                                 ------------  ------------   -----------
Deferred:
    Federal                         4,225        (1,210)           60
    State                             546           (67)           14
                                 ------------  ------------   -----------
                                    4,771        (1,277)           74
                                 ------------  ------------   -----------
                                 $ 79,604         4,967         3,763
                                 ============  ============   ===========

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes for the years ended December 31, 2004, 2003, and 2002 are shown below:

                                                   2004       2003       2002
                                                 --------   --------   --------

Tax expense at federal rate                         35.0 %     35.0      34.0
Increase (decrease) resulting from:
    State tax, net of federal income tax benefit     2.0        1.9       2.0
    Premium amortization                            (0.3)      (2.4)      --
    Other                                           (0.6)       0.3       --
                                                 --------   --------   --------
                                                    36.1 %     34.8      36.0
                                                 ========   ========   ========


NELF's net deferred income tax liability, which is included in other liabilities as of December 31, 2004 and 2003, consists of the following components:

                                                        As of December 31,
                                                      ---------------------
                                                         2004        2003
                                                      ---------   ---------
                                                      (Dollars in thousands)
Deferred tax asset, mark-to-market adjustment -
  derivative instruments                              $ (2,305)        --
Deferred tax liability, student loans                   10,101      3,120
Deferred tax liability, prepaid expenses                    95         --
                                                      ---------   ---------
              Net deferred tax liability              $  7,891      3,120
                                                      =========   =========

No valuation allowance was considered necessary for the deferred tax asset as of December 31, 2004. In assessing the realizability of NELF's deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carryback opportunities, and tax planning strategies in making the assessment of the amount of the valuation allowance.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                   Notes to Financial Statements - (Continued)

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair values of the NELF's financial instruments as of December 31, 2004 and 2003:

                                                   As of December 31,
                                  ---------------------------------------------------------
                                             2004                          2003
                                  --------------------------  -----------------------------
                                  Fair value   Carrying value    Fair value  Carrying value
                                  -----------  --------------  ------------  --------------
                                                  (Dollars in thousands)
Financial assets:
    Student loans receivable    $ 5,459,552     5,329,845       3,276,687     3,213,660
    Cash and cash equivalents           403           403              --            --
    Restricted cash                 108,846       108,846          99,876        99,876
    Restricted investments          168,143       168,143          73,676        73,676
    Accrued interest receivable      92,068        92,068          58,091        58,091
    Derivative instruments            2,161         2,161              --            --
Financial liabilities:
    Bonds and notes payable       5,539,955     5,525,855       3,395,279     3,378,050
    Accrued interest payable         10,910        10,910           3,790         3,790


CASH AND CASH EQUIVALENTS, RESTRICTED CASH, AND ACCRUED INTEREST
RECEIVABLE/PAYABLE

The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

STUDENT LOANS RECEIVABLE

The fair value of student loans receivable is estimated at amounts recently paid to acquire a similar portfolio of loans in the market.

RESTRICTED INVESTMENTS

Due to the characteristics of the investments, there is no available or active market for these types of financial instruments. These investments are guaranteed and are purchased and redeemed at par value, which equals their cost.

BONDS AND NOTES PAYABLE

The fair value of the bonds and notes payable is based on market prices for securities that possess similar credit risk and interest rate risk.

DERIVATIVE INSTRUMENTS

The fair value of the derivative instruments, obtained from market quotes from independent security brokers, was the estimated net amount that would have been paid or received to terminate the respective agreements.

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

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                   Notes to Financial Statements - (Continued)


10. DERIVATIVE FINANCIAL INSTRUMENTS

NELF executed a 5.25% interest rate cap, effective January 30, 2004, with a notional amount of $800.0 million that terminates in February 2006. In addition, NELF executed two interest rate caps, both effective April 29, 2004, with notional amounts of $450.0 million and $651.0 million that terminate in May 2006 and August 2019, respectively. The interest rate caps on these derivatives are 5.00% and 7.10%, respectively.

NELF accounts for these interest rate caps under SFAS No. 133. The fair value of NELF's interest rate caps are determined from market quotes from independent security brokers. As of December 31, 2004, the fair market value of NELF's outstanding interest rate caps was $2.2 million, which is included in other assets on the accompanying balance sheet.

NELF incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. NELF's goal is to manage interest rate sensitivity by modifying the repricing characteristics of certain liabilities so that movements in interest rates do not, on a material basis, adversely affect interest expense. NELF views this strategy as a prudent management of interest rate sensitivity. Management believes its derivative transactions are economically effective; however, they do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are reported in current period earnings. For the year ended December 31, 2004, NELF recorded a loss of $6.2 million, related to the change in fair value of its outstanding interest rate caps.

By using derivative instruments, NELF is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty would owe NELF if the derivative was terminated. When the fair value of a derivative contract is negative, NELF would owe the counterparty if the derivative was terminated and, therefore, it has no credit risk. NELF minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by Nelnet's risk committee. Nelnet also maintains a policy of requiring that an International Swaps and Derivative Association Master Agreement govern all derivative contracts.

Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. NELF manages market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

11. RELATED PARTY TRANSACTIONS

Under the terms of an agreement, NELF contracts the majority of its loan servicing through Nelnet. During 2004, 2003, and 2002, the fees incurred to Nelnet were $30.7 million, $15.9 million, and $9.6 million, respectively. As of December 31, 2004 and 2003, $5.9 million and $4.9 million, respectively, were payable to Nelnet for loan servicing and are included in other liabilities in the accompanying balance sheets. The loan servicing terms were similar to those terms with unrelated entities.

NELF incurred fees to NELN for managerial and administrative support for the operations of NELF. These fees amounted to $10.2 million, $6.0 million, and $5.4 million during 2004, 2003, and 2002, respectively. As of December 31, 2004 and 2003, $1.1 million and $0.3 million, respectively, were payable to NELN for administrative support and are included in other liabilities in the accompanying balance sheets.

                       NELNET EDUCATION LOAN FUNDING, INC.
      (A Wholly Owned Subsidiary of National Education Loan Network, Inc.)
                   Notes to Financial Statements - (Continued)

During 2004, 2003, and 2002, NELF purchased student loans from wholly owned subsidiaries of NELN for $93.6 million, $1.2 billion, and $89.7 million, respectively. Premiums paid on these loans totaled $2.0 million, $19.3 million, and $2.7 million in 2004, 2003, and 2002, respectively.

During 2004, 2003, and 2002, NELF sold student loans, including unamortized premiums, to wholly owned subsidiaries of NELN for $1.8 billion, $1.4 billion, and $0.7 billion, respectively. No gains or losses were recognized, as sales between wholly owned subsidiaries of NELN are at amortized cost, which approximates fair value.

During 2004, 2003, and 2002, NELF purchased student loans of $169.8 million, $274.0 million, and $62.4 million, respectively, from Union Bank & Trust Company ("UB&T"), an entity under common control. Premiums paid on these loans totaled $4.1 million, $3.3 million, and $0.9 million during 2004, 2003, and 2002, respectively.

NELF participates in the Short-Term Federal Investment Trust ("STFIT") of the Student Loan Trust Division of UB&T, which is included in cash and cash equivalents - held at a related party in the accompanying balance sheets. As of December 31, 2004, NELF had approximately $403,000 invested in the STFIT or deposited at UB&T in operating accounts. As of December 31, 2003, NELF had no funds invested in the STFIT or deposited at UB&T in operating accounts. NELF's participation in the STFIT had similar terms and investment yields as those prevailing for nonaffiliated companies. Interest income earned on these accounts during 2004, 2003, and 2002 was approximately $51,000, $8,000, and $94,000, respectively.

Included in other assets is a receivable from affiliates and NELN of $12.5 million as of December 31, 2004. No amounts were receivable from affiliates or NELN as of December 31, 2003.